Form 10KSB
period 2005-02-28
NARROWSTEP INC
filed 2005-07-12
CIK 1232951

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            SPECIAL FINANCIAL REPORT

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission File Number 333-108632

                                 NARROWSTEP INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  33-1010941
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

                              60 Parsons Green Lane
                                 London SW6 4HU
                                 United Kingdom
                    (Address of principal executive offices)

                               011 44 20 7731 4242
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $1,695,680

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: There is no public trading market for the Registrant's common stock; therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity: As of February 28, 2005, 30,375,739 shares of the Registrant's common stock, par value $.000001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

     This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This special financial report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrant as required by Rule 15d-2.

                                 NARROWSTEP INC.

                                TABLE OF CONTENTS


Consolidated Financial Statements

Additional information concerning internal controls over financial reporting

Signatures

Exhibit 31.1 Certificate of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certificate of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certificate of Chief Executive Officer furnished pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certificate of Chief Financial Officer furnished pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------- ----------
CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC.                     PAGE
--------------------------------------------------------------------- ----------
Report of independent registered public accounting firm                  F-2
--------------------------------------------------------------------- ----------
Consolidated balance sheet as of February 28, 2005                       F-3
--------------------------------------------------------------------- ----------
Consolidated statements of operations for the years ended
February 28, 2005 and February 29, 2004                                  F-4
--------------------------------------------------------------------- ----------
Consolidated statements of other comprehensive loss for the years
ended February 28, 2005 and February 29, 2004                            F-5
--------------------------------------------------------------------- ----------
Consolidated statements of changes in stockholders' equity for the
years ended February 28, 2005 and February 29, 2004                      F-6
--------------------------------------------------------------------- ----------
Consolidated statements of cash flows for the years ended
February 28, 2005 and February 29, 2004                                  F-7
--------------------------------------------------------------------- ----------
Notes to consolidated financial statements                               F-9
--------------------------------------------------------------------- ----------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Narrowstep Inc.


We have audited the accompanying consolidated balance sheet of Narrowstep Inc. as of February 28, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Narrowstep Inc. as of February 28, 2005 and the consolidated results of its operations and its consolidated cash flows for the years ended February 28, 2005 and February 29, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.2 to the consolidated financial statements, the Company has incurred net losses, had negative cash flows from operations and needs to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ Ernst & Young LLP
                                                     ERNST & YOUNG LLP

July 12, 2005
London, England


                                    NARROWSTEP INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------- -------------------
                                                                                    FEBRUARY 28, 2005
                                                                                            $
=================================================================================== ===================
ASSETS
Current assets:
     Cash and cash equivalents                                                                  58,791
     Accounts receivable, net of allowance for doubtful accounts of $43,305                    378,774
     Amounts receivable from related parties, net of allowance for doubtful
     accounts of $238,851                                                                            -
     Prepaid expenses and other current assets                                                  87,207
----------------------------------------------------------------------------------- -------------------
     Total current assets                                                                      524,772
----------------------------------------------------------------------------------- -------------------
Property and equipment, net                                                                    551,499
Software development costs, net of accumulated amortization                                    187,333
Goodwill                                                                                     1,157,581
Intangible assets, net                                                                         155,488
----------------------------------------------------------------------------------- -------------------
TOTAL ASSETS                                                                                 2,576,673
=================================================================================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
     Accounts payable                                                                          447,381
     Obligations under capital leases                                                          109,569
     Accrued expenses and other liabilities                                                    845,705
----------------------------------------------------------------------------------- -------------------
     Total current liabilities                                                               1,402,655
----------------------------------------------------------------------------------- -------------------
Obligations under capital leases - greater than 1 year                                          40,284
----------------------------------------------------------------------------------- -------------------
Total liabilities                                                                            1,442,939
----------------------------------------------------------------------------------- -------------------

STOCKHOLDERS' EQUITY
     Common stock, $0.000001 par value 450,000,000 shares authorized
     with 30,375,740 issued                                                                         30
     Additional paid-in capital                                                              8,111,046
     Deferred stock compensation                                                             1,212,531
     Accumulated deficit                                                                    (8,204,282)
     Accumulated other comprehensive income                                                     14,409
----------------------------------------------------------------------------------- -------------------
     Total stockholders' equity                                                              1,133,734
----------------------------------------------------------------------------------- -------------------

----------------------------------------------------------------------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2,576,673
=================================================================================== ===================
The accompanying notes are an integral part of these consolidated financial statements.

                           NARROWSTEP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year ended           Year ended
                                                February 28, 2005   February 29, 2004
                                                        $                   $
=============================================== ================== ===================
Revenue:
     Production services                                   858,552             234,992
     Narrowcasting and other (including
     related party transactions of $262,373
     for the year ended February 28, 2005
     and $141,654 for the year ended
     February 29, 2004)                                    517,061             285,768

----------------------------------------------- ------------------ -------------------
     Total revenue                                       1,375,613             520,760
----------------------------------------------- ------------------ -------------------

Cost of revenue:
     Direct costs                                          697,925             275,261
     Software amortization                                  96,758              49,340
----------------------------------------------- ------------------ -------------------
     Total costs of revenue                                794,683             324,601
----------------------------------------------- ------------------ -------------------
Gross profit                                               580,930             196,159
----------------------------------------------- ------------------ -------------------

Operating expenses:
     Selling, general and administrative
     (including non-cash stock compensation
     expense of $786,616 for the year ended
     February 28, 2005 and $1,568,989 for
     the year ended February 29, 2004)
                                                         5,177,277           3,413,137
----------------------------------------------- ------------------ -------------------
     Total operating expenses                            5,177,277           3,413,137
----------------------------------------------- ------------------ -------------------
Loss from operations                                   (4,596,347)         (3,216,978)
----------------------------------------------- ------------------ -------------------

Other income                                                 1,798               3,446
Exchange losses                                           (10,507)            (18,264)
----------------------------------------------- ------------------ -------------------
Net loss                                               (4,605,056)         (3,231,796)
=============================================== ================== ===================

Net loss per share - basic and diluted                     $(0.16)            $(0.17)
Weighted-average number of shares
outstanding, basic and diluted                          28,124,781          19,131,154
----------------------------------------------- ------------------ -------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           NARROWSTEP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS


                                                   Year ended          Year ended
                                                February 28, 2005   February 29, 2004
                                                        $                   $
=============================================== ================== ===================
        Net loss                                        (4,605,056)         (3,231,796)
        Foreign currency
        translation adjustment                             (14,444)             27,534
        Comprehensive loss                              (4,619,500)         (3,204,262)
----------------------------------------------- ------------------ -------------------

The accompanying notes are an integral part of these consolidated financial statements.






                                                  NARROWSTEP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                             COMMON
                                     COMMON   STOCK  ADDITIONAL    DEFERRED         OTHER         STOCK
                                     STOCK    PAR     PAID-IN        STOCK      COMPREHENSIVE  SUBSCRIPTION  ACCUMULATED
                                     NO OF    VALUE   CAPITAL     COMPENSATION      LOSS        RECEIVABLE     DEFICIT      TOTAL
                                     SHARES     $        $             $              $              $            $           $
====================================================================================================================================
BALANCES - MARCH 1, 2003         15,670,000      16   1,028,265              0          1,319      (75,000)    (367,430)    587,170
====================================================================================================================================

Common stock sold in private
placement, net of expenses        6,716,844       7   1,800,909                                                           1,800,916
Commission paid for private
placement services (including
related party transactions of                          (781,600)                                                           (781,600)
$781,600)
Shares issued in connection with
acquisition of Sportshows
Television Ltd                    3,122,800       3   1,201,599                                                           1,201,602
Proceeds of subscription
receivable                                                                                          75,000                   75,000
------------------------------------------------------------------------------------------------------------------------------------
Payment for services in kind        190,611       0     141,052                                                             141,052
Net loss for the year ended
February 29, 2004                                                                                            (3,231,796) (3,231,796)
Foreign currency translation
adjustment                                                                             27,534                                27,534
Fair value of stock options
issued to third
party suppliers                                       1,044,208                                                           1,044,208
Stock compensation charge                                            1,034,736                                            1,034,736
------------------------------------------------------------------------------------------------------------------------------------
BALANCES - FEBRUARY 29, 2004     25,700,255      26   4,434,433      1,034,736         28,853            0   (3,599,226)  1,898,822
====================================================================================================================================
Common stock sold in private
placement, net of expenses        1,938,921       2   2,154,415                                                           2,154,417
Commission paid for private
placement services (including
related party transactions of                          (217,575)                                                           (217,575)
$217,575)
Shares issued in connection
with acquisition of Sportshows
Television Ltd (20%)                864,875       1     864,874                                                             864,875
Payment for services in kind        541,300       1     608,822                                                             608,823
Share options exercised           1,330,389             266,077                                                             266,077
Net loss for the year ended
February 28, 2005                                                                                            (4,605,056) (4,605,056)
Foreign currency translation
adjustment                                                                            (14,444)                              (14,444)
Stock compensation charge                                              177,795                                              177,795
------------------------------------------------------------------------------------------------------------------------------------
BALANCES - FEBRUARY 28, 2005     30,375,740      30   8,111,046      1,212,531         14,409            -   (8,204,282)  1,133,734
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          NARROWSTEP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------- ---------------- -------------------

                                                 YEAR ENDED
                                                FEBRUARY 28,        YEAR ENDED
                                                    2005        FEBRUARY 29, 2004
                                                      $                 $
============================================= ================ ===================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           (4,605,056)         (3,231,796)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                          410,145             163,708

Loss on disposal of property and equipment              12,923                   -
Stock-based compensation expense                       786,617           1,154,781

Goodwill impairment                                    737,335                   -

Fair value of options granted to third
party suppliers                                              -             414,208

Changes in net cash attributable to
changes in operating assets and
liabilities:

Accounts receivable                                   (66,504)           (159,288)

Prepaid expenses and other current assets               78,827           (121,004)

Accounts payable and accrued expenses                  527,061             476,566
--------------------------------------------- ---------------- -------------------
NET CASH USED IN OPERATING ACTIVITIES              (2,118,652)         (1,302,825)
============================================= ================ ===================

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                  (255,110)           (180,493)

Deposits and repayments on capital leases             (77,856)           (111,435)

Capitalized software development costs               (118,347)           (155,480)

--------------------------------------------- ---------------- -------------------
Acquisition of Sportshows Television Ltd.
adjusted for cash acquired                            (18,990)           (124,306)
--------------------------------------------- ---------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                (470,303)           (571,714)
============================================= ================ ===================
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock           2,202,917           1,724,315

Borrowings                                           (116,905)             116,905
--------------------------------------------- ---------------- -------------------

                                        F-7


--------------------------------------------- ---------------- -------------------

                                                 YEAR ENDED
                                                FEBRUARY 28,        YEAR ENDED
                                                    2005        FEBRUARY 29, 2004
                                                      $                 $
============================================= ================ ===================
Payment to principal shareholder for
acquisition of subsidiary                                    -            (46,842)
--------------------------------------------- ---------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            2,086,012           1,794,378
--------------------------------------------- ---------------- -------------------

--------------------------------------------- ---------------- -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (502,943)            (80,161)
--------------------------------------------- ---------------- -------------------
Effect of exchange rates on change in cash            (30,727)              98,469
--------------------------------------------- ---------------- -------------------
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF YEAR                                      592,461             574,163
--------------------------------------------- ---------------- -------------------
CASH AND CASH EQUIVALENTS AT THE END OF
YEAR                                                    58,791             592,461
============================================= ================ ===================


SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Acquisition of subsidiary for obligation
paid in shares to principal shareholder               864,875           1,201,601
--------------------------------------------- ---------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.


                          NARROWSTEP INC. AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

1.1.    ORGANIZATION

Narrowstep Inc. was incorporated in Delaware on May 9, 2002 and adopted a fiscal year end of February. The accompanying consolidated financial statements include the accounts of Narrowstep Inc., and its subsidiaries Narrowstep Ltd. and Sportshows Television Ltd. ("STV"), (together, the "Company").

On September 18, 2002 Narrowstep Inc. acquired all of the outstanding common stock of Narrowstep Ltd., a company incorporated under the laws of England and Wales. Narrowstep Inc.'s activities prior to the acquisition consisted of raising capital.

Narrowstep Ltd. is in the business of developing, producing, transmitting and managing, via the Internet, television-like channels of streaming video broadcasts which are tailored for, and targeted to, specific audiences. Narrowstep Ltd. also offers a comprehensive range of related services to third parties, which facilitate channel development, including consulting, channel design, maintenance and operation and content production.

On April 22, 2003 Rig.TV, a limited liability partnership, was formed in England and Wales as a joint venture in which Narrowstep Ltd. and a customer, Ocean Resources Ltd., each owned a 50% interest for no investment. Narrowstep Ltd. received the sum of $12,600 from Ocean Resources Ltd. for producing a channel demonstration player. No other transactions have occurred in relation to this entity. The marginal costs relevant to the production of the channel demonstration player were zero and hence the sum received from Ocean Resources was treated as revenue.

On November 26, 2003 Narrowstep Inc. acquired 80% of the equity in STV, a company incorporated in England and Wales. On March 17, 2004, Narrowstep Inc. purchased the outstanding 20% minority interests in STV, making it a wholly owned subsidiary of Narrowstep Inc. STV's main business is the filming and production of sporting events, plus distribution of TV programs internationally. The main areas of specialization are water sports such as yachting and windsurfing, and extreme sports such as mountain biking, skating and snow sports.

1.2.    BASIS OF PRESENTATION

The Company started operations in 2002 and as a start-up company has experienced operating losses in 2003, 2004 and 2005. These losses are expected to continue for additional periods in the future. As at February 28, 2005, the Company's accumulated losses were $8.6 million. There can be no assurance that the Company's operations will become profitable. The Company's cash position as at February 28, 2005 was $0.06 million. The Company requires an infusion of funds to continue operations. The Company intends to fund its operational and capital requirements in 2005 and 2006 using cash on hand, cash flow from operations, and equity funding. Between March 1, 2005, and July 7, 2005 the Company issued 1,320,997 shares for consideration of $1,356,417 net of commission.


The accompanying financial statements are prepared on a going concern basis. The validity of this assumption depends on the Company being successful in raising equity funding and generating business. If for any reason, the Company is unable to obtain adequate additional funding and ceases to be a going concern, adjustments may have to be made to reduce the monetary value of assets to the recoverable amounts, provide for further liabilities that might arise and reclassify fixed assets and long term liabilities as current assets and liabilities.

2.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are summarized as follows:

2.1.    CONSOLIDATION

The consolidated financial statements include all the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.2.    USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, access and local connectivity costs, depreciation and amortization, and recoverability of goodwill, pricing of stock-based compensation, valuation of acquired intangible assets in both method and estimated useful lives and in capitalization of software development costs.

2.3.    REVENUE RECOGNITION

The Company's two primary sources of revenue are production services and Internet TV channel building or "narrowcasting".

Internet TV channel building service revenue includes the following: (i) consulting fees charged to assist customers in the design and development of the customer's channel, (ii) consulting fees related to recording and encoding of specific customer content, and (iii) monthly license fees charged for ongoing maintenance, support, upgrades and content hosting activity. The minimum period of license is 12 months unless it is an evaluation license. Revenues for the consulting fees are only recognized once the design and development of the channel is completed and accepted by the customer. Recording and encoding fees are due on delivery of the tapes or on completion of the upload of the encoded material onto the Company's servers. Monthly license fees are recognized month-by-month starting with the month when the channel starts narrowcasting. Any up-front fees are deferred until the revenue is earned by either completion of the consulting activity or month-by-month hosting activity.

Production services revenues include the following: (i) preparation, scripting and filming of a single or multiple series of events, (ii) live editing and encoding of such events, (iii) editing of footage and final production into programs in the Company's editing suites, (iv) copying and delivery of the programs. Revenues are recognized once delivery of a program, in the form of edited tape, takes place. If it is a series then payments are staged and revenues recognized on completion of each discrete program. Any up-front fees are deferred and only recognized once the program, editing or copying is complete. Until the revenues are earned and recognized any cash received up-front is treated as a liability.

The Company's revenue recognition policy complies with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". Revenue is recognized when all of the following criteria are met:

        o Persuasive evidence of an arrangement exists - A non-cancelable signed agreement between the Company and the customer is considered to be evidence of an arrangement.

        o Delivery has occurred or services have been rendered - Although deposits or prepayments are common with orders, revenues are recognized only on the delivery of content or channel or service. Revenue from resellers is recognized upon sell-through to the end customer.

        o The seller's price to the buyer is fixed or determinable - If the customer decides to cancel then all of the development work, content production, initial license and monthly license fees to-date remain due and non-cancelable. The Company generally considers payments that are due within six months to be fixed or determinable based upon its successful collection history on such arrangements. It also evaluates payment terms between six months and one year on a case-by-case basis as to whether the fee is fixed or determinable.

        o Collectibility is reasonably assured - The Company runs normal business credit checks on unknown new customers to minimize the risk of a customer avoiding payment. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the revenue is deferred and recognized upon cash collection. The Company also seeks a deposit wherever possible before commencing work on a new contract.

2.4.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than ninety days.

2.5.    PLANT AND EQUIPMENT

Plant and equipment are stated at cost net of accumulated depreciation. Costs of additions and substantial improvements to plant and equipment are also capitalized. The Company computes depreciation for all plant and equipment using the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are as follows:

             --------------------------------- --------------
             CATEGORY                              YEARS
             ================================= ==============
             Computer and other equipment            3
             --------------------------------- --------------
             Furniture and fixtures                  4
             --------------------------------- --------------

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

2.6.    SOFTWARE DEVELOPMENT COSTS

The Company accounts for its internal use software under SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use", which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software development costs consist primarily of programmers' compensation and benefits, where applicable. These costs are included within other assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

During the years ended February 28, 2005 and February 29, 2004, the Company capitalized $118,347 and $155,480, respectively, and amortized $96,758 and $49,340, respectively.

2.7.    FOREIGN CURRENCY TRANSLATION

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, income statement amounts are translated at an average exchange rate for the year. Assets and liabilities are translated at year-end exchange rates. Translation adjustments are presented as a component of accumulated other comprehensive income within stockholders' equity. Gains and losses from foreign currency transactions are included in the results of operations.

2.8.    ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising and promotional costs charged to the income statement were $45,723 and $49,745 for the years ended February 28, 2005 and February 29, 2004, respectively.

2.9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite useful lives are amortized over their useful lives, which range from three to seven years.

2.10.   INCOME TAXES

Narrowstep Inc., the parent company, is a United States corporation and files a corporate income tax return in the United States. Narrowstep Ltd. and STV are companies incorporated in England and Wales and, as such, file their own corporate income tax returns in the United Kingdom. The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using currently enacted tax laws and the effects of any changes in income tax laws are included in the provision for income taxes in the period of enactment. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the asset will not be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

2.11.   STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", encourages the use of the fair value based method of accounting for stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. For fixed awards with pro rata vesting, the Company follows the accelerated expense attribution method under FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans". The Company has elected to follow APB 25 and provides the pro forma disclosures required under SFAS 123.

2.12.   PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

Certain employees of STV are covered by a non-contributory defined contribution pension plan. Pension costs charged to the income statement were $15,926 and $ 3,215for the years ended February 28, 2005, and February 29, 2004, respectively.

2.13.   IMPACTS OF RECENTLY ADOPTED AND YET TO BE ADOPTED ACCOUNTING
        PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have any impact on the Company's financial position, cash flows or results of operations as the Company had no involvement with any Variable Interest Entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has no impact on the Company's financial position, cash flows or results of operations as the Company does not have any derivative instruments.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 had no material impact on the Company's financial position, cash flows or results of operations as the Company does not have any complex equity instruments.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the fiscal year beginning March 1, 2006. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in
Note 7.

2.14.   BORROWINGS

At February 28, 2005, the Company had overdraft facilities of $110,000. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2005, the overdraft facilities consisted of $74,000 with Barclays Bank PLC and $36,000 with Natwest Bank PLC. The interest rate on the Barclays facility is fixed at 10% per annum and the facility is reviewable by the bank on July 27, 2005. The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate is currently 4.75% per annum) and the facility is reviewable by the bank on May 31, 2006. As at February 28, 2005, none of the facilities was utilized.

3.      ACQUISITION OF SPORTSHOWS TELEVISION LTD.

On November 26, 2003, the Company acquired 80% of STV, a company incorporated in England and Wales. The acquisition was to obtain premium content for Narrowstep's video streaming broadcasting business. STV is one of the leading producers of sailing and windsurfing programs, which are produced for, among others, the BBC, and are distributed worldwide. These factors contributed to a purchase price in excess of fair market value of STV's net tangible and intangible assets acquired and, as a result, the Company has recorded goodwill in connection with the transaction. The intangible assets included existing contracts and brand name.

The total purchase price of $1,278,300 consisted of $1,201,602 in Narrowstep Inc. common stock, representing approximately 3 million shares and $76,698 in cash consideration. The shares have been valued at fair market value at November 26, 2003. The transaction has been accounted for as a purchase under SFAS No.
141. The results of STV's operations are included in the Company's statement of operations from November 27, 2003.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows:

    ------------------------------------------------ -------------------
                                                              $
    ================================================ ===================
    Accounts receivable and other prepayments              149,044
    Plant and equipment                                    212,573
    Other intangible assets                                208,386
    Goodwill                                             1,009,744
    ------------------------------------------------ -------------------
    TOTAL ASSETS ACQUIRED                                1,579,747
    ------------------------------------------------ -------------------
    Accounts payable and other liabilities                (261,159)
    Bank overdraft                                         (40,288)
    ------------------------------------------------ -------------------
    NET ASSETS ACQUIRED                                  1,278,300
    ================================================ ===================

The following unaudited pro forma financial information presents combined results of Narrowstep Inc. and Sportshows Television Ltd as if the acquisition had occurred as of March 1, 2003 after including the impact of certain adjustments such as amortization of intangibles, interest expense and income taxes. The pro forma results are not necessarily indicative of either the results that would have occurred had Narrowstep Inc. and Sportshows Television Ltd. constituted a single entity during such period or of future results.

-------------------------------------- ---------------------
                                             PRO FORMA
                                             COMBINED
                                       ---------------------

                                             YEAR ENDED
                                         FEBRUARY 29, 2004
                                                 $
                                       ---------------------
Total revenue                               1,153,366
Net loss                                   (3,246,387)
Loss per share - basic and diluted             (0.150)

Weighted average number of shares          21,443,391

-------------------------------------- ---------------------

On March 17, 2004, Narrowstep Inc. purchased the outstanding 20% minority interests in STV. The consideration consisted of 864,875 shares of Narrowstep Inc. common stock and $18,990 in cash consideration. The entire amount paid has been treated as goodwill, as no minority interests were recognized.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,894,916 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The change in the carrying amount of goodwill arising from the acquisition of Sportshows TV Ltd for the year ended February 28, 2005 is as follows:

------------------------------------------- -----------------------
                                                       $
=========================================== =======================
Balance March 1, 2004                              1,894,916

Impairment loss                                    (737,335)

Balance February 28, 2005                          1,157,581
=========================================== =======================

Goodwill was reviewed for impairment for the year ended February 28, 2005. Operating profits and cash flows were lower than expected in the year ended February 28, 2005. Based on this trend, expectations for future growth have been lowered for the next five years. This resulted in the recognition of an impairment loss. The fair value of the reporting unit was estimated using discounted cash flows.

Other intangible assets are carried at cost less accumulated amortization. They are generally amortized on a straight-line basis over the economic lives of the respective assets. Amortizable intangible assets have estimated useful lives as follows:

         ----------------------------------------------------
                                                       YEARS
         ====================================================

         Brand names and trademarks                        7
         Customer contracts                              3.5
         ----------------------------------------------------

Acquired other intangible assets subject to amortization were as follows:

----------------------------- ----------------------------------------------
                                            FEBRUARY 28, 2005
----------------------------- ----------------------------------------------
                                                ACCUMULATED
                                   COST         AMORTIZATION        NET
                                    $                $               $
============================= ==============================================

Brand names and trademarks           120,554            21,527       99,027
Customer contracts                    87,832            31,370       56,462
----------------------------- ----------------------------------------------
TOTAL                                208,386            52,897      155,489
============================= ==============================================

For the years ended February 28, 2005 and February 29, 2004, amortization expense for other intangible assets was $42,318 and $10,579, respectively. The estimated future annual amortization expense for other intangible assets is $42,317 for each of the fiscal years 2006, 2007, 2008 and 2009.

5.      PLANT AND EQUIPMENT

Plant and equipment consists of the following:

----------------------------- -----------------------
                                 FEBRUARY 28, 2005
                                          $
============================= =======================

Furniture and fixtures                 28,012
Computer and other equipment        1,228,979
Motor vehicles                         34,529
Less: Accumulated                    (740,021)
depreciation
----------------------------- -----------------------
NET BOOK VALUE                        551,499
============================= =======================

The Company leases certain equipment under various capital lease arrangements. Depreciation for assets recorded under capital lease agreements is disclosed within depreciation in the Statements of Operations. Assets recorded under capital lease agreements included in plant and equipment consisted of equipment with a cost of $355,073 with an associated balance of accumulated depreciation of $151,430 as at February 28, 2005.

6.      STOCKHOLDERS' EQUITY

During the years ended February 28, 2005 and February 29, 2004 the Company raised a total of $2,138,958, and $1,592,885, respectively, in a series of private equity placements. The amount raised at each price is given in the table below:

------------- -------------------------------- ---------------------------------
                YEAR ENDED FEBRUARY 28, 2005      YEAR ENDED FEBRUARY 29, 2004
------------- -------------------------------- ---------------------------------
                                   AMOUNT                             AMOUNT
PRICE           NO OF SHARES          $          NO OF SHARES             $
============= ================================ =================================

$0.20                                              1,763,750           352,750
$0.30               50,000          15,000         3,250,450           975,135
$0.40                                                662,500           265,000
$1.00              250,000         250,000                 -                 -
$1.20            1,561,632       1,873,958                 -                 -
------------- -------------------------------- ---------------------------------
TOTAL            1,861,632       2,138,958         5,676,700         1,592,885
============= ================================ =================================

The proceeds of the offerings have been reduced by placement commissions in the amount of $217,575, and $151,600, respectively.

A total of 1,625,000 options, which vested immediately, were granted to a third party on January 1, 2004 as consideration for services relating to the private placement of securities during the year ended February 29, 2004. The options granted to the party were: 125,000 at $0.20; 1,000,000 at $0.40; and 500,000 at
$1.00. These options have been valued under the provisions of SFAS 123 and accounted for as an expense of the private placement. These options were valued at $630,000. The following assumptions were used in the Black Scholes option-pricing model:

      ------------------------------------------- ----------------------
       Expected life                                      2 years
      ------------------------------------------- ----------------------
       Risk free interest rate                             1.8%
      ------------------------------------------- ----------------------
       Volatility                                           75%
      ------------------------------------------- ----------------------
       Dividend yield                                       Nil
      ------------------------------------------- ----------------------

In February 2004, the Company issued 1,040,144 shares to its employees at $0.20 per share. The cost of shares issued at a discount to the employees, determined in accordance with APB 25, was $561,678. This has been recorded as compensation expense for the year ended February 29, 2004.

In March 2004, the Company issued 77,288 shares to its employees at $0.20 per share. The cost of shares issued at a discount to the employees, determined in accordance with APB 25, was $61,830. This has been recorded as compensation expense for the year ended February 29, 2005.

In February 2004, the Company also issued 190,611 shares to one of its directors for services rendered. The cost of the shares, determined in accordance with APB 25, was $141,052. This has been recorded as compensation expense.

Between March and August 2004, the Company issued 541,300 shares to the same director for services rendered. The cost of the shares, determined in accordance with APB 25, was $608,822. This has been recorded as compensation expense.

The Company granted options to purchase 1,339,495 shares to its prior legal counsel for services rendered during the period ended February 28, 2003 and the year ended February 29, 2004. These options were granted between April 2003 and February 2004 with an exercise price of $0.20 per share. These options were valued under the provisions of SFAS No. 123 using the Black Scholes model and accounted for as legal expenses and included in selling, general and administrative expenses in the Statements of Operations for the year ended February 29, 2004. These options were valued at $414,208 and the total fair value of stock options issued to third party suppliers was $1,044,208. The following assumptions were used in the Black Scholes option-pricing model:

    ------------------------------------------- -------------------------
     Expected life                                    0.8 - 1.7 years
    ------------------------------------------- -------------------------
     Risk free interest rate                             1.0 - 1.8%
    ------------------------------------------- -------------------------
     Volatility                                             75%
    ------------------------------------------- -------------------------
     Dividend yield                                          0%
    ------------------------------------------- -------------------------

In January 2005, 1,330,389 of these options were exercised and the Company received $266,077. At February 28, 2005, 9,106 of these options remained outstanding

7.      EMPLOYEE STOCK COMPENSATION PLANS

In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to allow the Company to provide a means by which eligible employees and directors may be given an opportunity to benefit from increases in value of its common shares, subsequent to their listing. The Incentive Plan is administered by the Board of Directors. The Board is empowered to determine from time to time which of the persons eligible under the Incentive Plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the Incentive Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

The Board of Directors has absolute authority on all determinations, interpretations and constructions of the Incentive Plan which shall not be subject to review by any person and shall be final, binding and conclusive on all persons. The Board, at any time, and from time to time, may amend the Incentive Plan.

The Company accounts for this plan under the recognition and measurement principles of APB 25. The following table summarizes activity of the Company's Incentive Plan since February 29, 2004:

         ------------------------------------------ ---------------- -------------------
                                                                      WEIGHTED -AVERAGE
                                                       NUMBER OF        EXERCISE PRICE
                                                        SHARES                $
         ========================================== ================ ===================
         Outstanding at March 1, 2003                             -                   -
         Granted                                          2,527,252                0.21
         Exercised                                                -                   -
         Forfeited                                                -                   -
         Outstanding at February 29, 2004                 2,527,252                0.21
         Granted                                                  -                   -
         Exercised                                                -                   -
         Forfeited                                        (765,000)                0.21
         ------------------------------------------ ---------------- -------------------
         Outstanding at February 28, 2005                 1,762,252                0.22
         Shares exercisable at February 29, 2005            813,626                0.20
         ------------------------------------------ ---------------- -------------------

Of the options granted, 560,000 incorporate performance criteria as follows:

        o 100,000 vest on achievement of monthly revenue of $91,915 in aggregate for two channels for 3 consecutive months

        o 200,000 vest on achievement of monthly revenue of $183,830 in aggregate for two channels for three consecutive months;

        o 10,000 vest on achievement of a quarterly profit of $27,575 in aggregate for two channels;

        o 50,000 vest on achievement of a quarterly profit for the Company;

        o 100,000 vest on achievement of an annual profit in the as shown in the Company's audited financial statements; and

        o 100,00 vest on the achievement of a 10% growth in annual profit as shown in the Company's audited financial statements.

These options are treated as variable compensatory options under APB 25 and the expense is based on the intrinsic value, re-measured at each balance sheet date and spread over the performance period.

Information related to the stock options outstanding as at February 28, 2005 is as follows:

     ------------ -------------------------------------------------------
                           FEBRUARY 28, 2005
     ------------ -------------------------------------------------------
                                        WEIGHTED
                                         AVERAGE      WEIGHTED AVERAGE
                                        EXERCISE         REMAINING
     EXERCISE      STOCK OPTIONS          PRICE          CONTRACTUAL
     PRICES         OUTSTANDING             $           LIFE (YEARS)
     ------------ --------------- -- --------------- --------------------
            0.20      1,492,252               0.20                  3.8
     ------------ --------------- -- --------------- --------------------
            0.30        250,000               0.30                  3.8
     ------------ --------------- -- --------------- --------------------
            0.40         20,000               0.40                  3.8
     ------------ --------------- -- --------------- --------------------
                      1,762,252
     ============ =============== == =============== ====================

The Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

     ------------------------------------------------------ ------------------------ --------------------
                                                                    YEAR ENDED             YEAR ENDED
                                                                FEBRUARY 28, 2005      FEBRUARY 29, 2004
                                                                         $                     $
     ====================================================== ======================== ====================
       Net loss as reported                                         (4,605,056)           (3,231,796)
     ------------------------------------------------------ ------------------------ --------------------
       Add: Stock-based employee compensation included                 177,795               473,059
       in reported net income
     ------------------------------------------------------ ------------------------ --------------------
       Less: Pro forma stock based compensation expense               (215,314)             (467,447)
     ------------------------------------------------------ ------------------------ --------------------
       Pro forma net loss                                           (4,211,947)           (3,226,184)
     ------------------------------------------------------ ------------------------ --------------------
       Basic and diluted loss per share as reported                     $(0.16)               $(0.17)
     ------------------------------------------------------ ------------------------ --------------------
       Pro forma basic and diluted loss per share                       $(0.15)               $(0.17)
     ------------------------------------------------------ ------------------------ --------------------
       Weighted-average common shares outstanding                   28,124,781            19,131,154
     ------------------------------------------------------ ------------------------ --------------------

The weighted-average fair values for options granted during the year ended February 28, 2005, where the stock price is greater than the exercise price, was $0.44 per option and the weighted average fair value for options granted where the stock price is equal to the exercise price was $0.01. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           ------------------------------------- ---------------
           Expected life in years                       1.5 -5
           ------------------------------------- ---------------
           Risk-free interest rate                   1.8 - 3.1
           ------------------------------------- ---------------
           Volatility                                      75%
           ------------------------------------- ---------------
           Dividend yield                                  Nil
           ------------------------------------- ---------------

8.      INCOME TAXES

The components of loss before income taxes for the consolidated group are as follows:

         ---------------------------------- -------------- ---------------

                                              YEAR ENDED      YEAR ENDED
                                             FEBRUARY 28,    FEBRUARY 29,
                                                 2005            2004
                                            -------------- ---------------
                                                  $               $
         ================================== ============== ===============
         United States                        (1,271,613)      (878,692)
         Foreign                              (3,333,443)    (2,353,104)
         ---------------------------------- -------------- ---------------
         Loss before income taxes             (4,605,056)    (3,231,796)
         ---------------------------------- -------------- ---------------

The Company did not incur taxes because of losses in the years ended February 28, 2005 and February 29, 2004.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

       ------------------------------------------------- -------------- ---------------

                                                           YEAR ENDED      YEAR ENDED
                                                          FEBRUARY 28,    FEBRUARY 29,
                                                              2005            2004
                                                         -------------- ---------------
                                                               $                $
       ================================================= ============== ===============
       Income tax at the federal rate of 35%               (1,611,769)      (1,131,129)
       Non-deductible costs                                   555,835          335,420
       Change in valuation allowances                         902,171          625,688
       Foreign tax rate differences                           166,672          117,232
       Other                                                   12,909           52,789
       ================================================= ============== ===============
       Total provision for income taxes                             -                -
       ------------------------------------------------- -------------- ---------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

          ---------------------------------- ------------------
                                                FEBRUARY 28,
                                                    2005
          ---------------------------------- ------------------
                                                     $
          ================================== ==================

          DEFERRED TAX ASSETS

             Net operating loss
             carryforwards                      (1,742,334)

          ---------------------------------- ------------------

          ---------------------------------- ------------------
          DEFERRED TAX LIABILITIES
             Depreciation and amortization          91,865

          ---------------------------------- ------------------

          ---------------------------------- ------------------
          Less: Valuation allowance             (1,650,469)
          ---------------------------------- ------------------
             NET DEFERRED TAX ASSETS                     -
          ---------------------------------- ------------------

Management regularly assesses the ability to realize deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by management to determine the amount of deferred tax assets that are likely to be realized is based upon the Company's recent earnings and estimated future taxable income in applicable tax jurisdictions.

The Company has not generated any taxable income to date, and therefore has not had to pay any income tax since its inception. The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be recovered. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $1,244,000 which will remain in place until utilized and $498,000 which will remain available until utilized or until February 2025, whichever is the earlier.

9.      REPORTABLE SEGMENTS

Narrowstep Inc. manages its business as two main segments, Narrowstep Ltd. which consists of a single operating segment - "narrowcasting" i.e. the provision of television channels to niche audiences globally, and STV's business which is the production of specialized sailing and extreme sport activities.

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources based on these segments. Management believes that segment-operating income (loss) is an appropriate measure of evaluating the operational performance of the Company's segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income
(loss) from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment for the years ended February 28, 2005 and February 29, 2004 is as follows:

  ---------------------------------- ------------------------------ -----------------------------
                                               YEAR ENDED                    YEAR ENDED
                                            FEBRUARY 28, 2005             FEBRUARY 29, 2004
                                     ------------------------------ -----------------------------
                                       PRODUCTION    NARROWCASTING   PRODUCTION    NARROWCASTING
                                        SERVICES       AND OTHER      SERVICES       AND OTHER
                                            $              $              $             $
  ================================== ============== =============== ============= ===============
  REVENUES BY SEGMENT:
  Revenues from external customers         858,552          517061       234,992         285,768
  Revenues from internal customers               -          13,191             -          16,618
  ---------------------------------- -------------- --------------- ------------- ---------------
  TOTAL REVENUES                           858,552         630,252       234,992         302,386
  ---------------------------------- -------------- --------------- ------------- ---------------
  Depreciation and amortization            (84,484)       (283,345)      (29,856)       (123,274)
  Goodwill impairment                     (737,335)              -             -               -
  Interest expense                          (9,253)         (9,494)            -               -
  Interest revenue                             193           1,606             -               -
  ---------------------------------- -------------- --------------- ------------- ---------------
  OPERATING LOSSES                      (1,210,595)     (1,613,217)     (175,444)       (785,270)
  ================================== ============== =============== ============= ===============
  PLANT AND EQUIPMENT                      181,988         369,511       199,178         531,955
  ---------------------------------- -------------- --------------- ------------- ---------------

       ------------------------------------------------------ ------------------- -------------------
                                                                  YEAR ENDED           YEAR ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED REVENUES     FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                                                       $                   $
       ====================================================== =================== ===================
          Total reportable segments                                 1,388,804             537,378
          Elimination of inter-segment revenues                       (13,191)            (16,618)
       ------------------------------------------------------ ------------------- -------------------
          TOTAL REPORTED CONSOLIDATED REVENUES                      1,375,613             520,760
       ====================================================== =================== ===================

       ------------------------------------------------------ ------------------- -------------------
                                                                  YEAR ENDED           YEAR ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED LOSSES       FEBRUARY 28, 2005   FEBRUARY 29, 2004
          FROM OPERATIONS BEFORE INCOME TAX                            $                   $
       ====================================================== =================== ===================
          Total reportable segments                                (2,823,812)           (960,714)
          Unallocated corporate expenses (primarily legal
          and audit fees)                                            (943,601)           (691,514)
          Stock compensation charges                                 (786,617)         (1,154,781)
          Costs related to options granted to third party
          suppliers                                                         -            (414,208)
          Amortization of intangible assets acquired in
          acquisition of STV                                          (42,317)             (10,579)
       ------------------------------------------------------ ------------------- -------------------
          TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS       (4,596,347)          (3,231,796)
       ====================================================== =================== ===================

GEOGRAPHICAL SEGMENTATION OF REVENUES

       ------------------------------------------------------ ------------------- -------------------
                                                                  YEAR ENDED           YEAR ENDED
          GEOGRAPHICAL SEGMENTATION OF REVENUES                FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                                                       $                   $
       ------------------------------------------------------ ------------------- -------------------
          United States                                               198,672              157,071
          EMEA                                                      1,100,022              360,193
          Asia Pacific                                                 58,575                  171
          Internet sales                                               18,344                3,325
       ------------------------------------------------------ ------------------- -------------------
          TOTAL                                                     1,375,613              520,760
       ====================================================== =================== ===================

MAJOR CLIENTS

During the fiscal year ended February 29, 2004, the Company entered into a contract with a commissioning company called Octagon to produce programs for The Swedish Match Tour. The contract accounted for 30% of the Company's revenues for the year ended February 29, 2004.

Towards the end of the fiscal year ended February 29, 2004 this contract was terminated and subsequent to the year end a new contract was entered into with The Swedish Match Tour to produce programs for it directly. This contract accounted for 18% of the Company's revenues for the year ended February 28, 2005.

The Company has a contract to cover the Professional Windsurfers Association World Tour, which expires on December 31, 2005. The Professional Winsurfers Association World Tour accounted for approximately 10% of total revenues for the year ended February 28, 2005.

12.     RELATED PARTY TRANSACTIONS

ACQUISITION OF 20% MINORITY INTEREST FROM DIRECTOR

On March 17, 2004, Narrowstep Inc. purchased the outstanding 20% minority interests in STV, from Clifford Webb, a director and shareholder of Narrowstep Inc. The consideration consisted of 864,875 shares of Narrowstep Inc. common stock and $18,990 in cash consideration

LOAN TO DIRECTOR

In September 2002, the Company loaned one of its directors $2,580 at a 2% interest rate. This loan was repaid in March 2004.

OPTIONS GRANTED TO DIRECTORS

The Company granted options to purchase 100,000 shares to Peter Siddall, Chairman of the Board of Directors, at an exercise price of $0.20 per share. These options were granted and vested on January 1 2004 and are exercisable until December 31, 2009.

The Company granted options to purchase 500,000 shares to Paul Robinson at an exercise price of $0.20 per share. Mr. Robinson resigned as Sales Director and a member of the Board of Directors on March 10, 2005. These options were not vested on the date of Mr. Robinson's resignation and lapsed on April 10, 2005 in accordance with the Incentive Plan.

The Company granted options purchase 265,000 shares to Peter Lloyd at an exercise price of $0.20 per to share. Mr. Lloyd resigned as Chief Financial Officer and a member of the Board of Directors on January 1, 2005. In accordance with the Incentive Plan, 25,000 options which were vested at January 1, 2004 lapsed on April 1, 2005 and 240,000 options which were not vested lapsed on February 1, 2005.

The Company has granted options to purchase 250,000 shares to Clifford Webb, Chief Operating Officer and a member of the Board of Directors, at an exercise price of $0.30 per share. Once vested, these options are exercisable until December 31, 2009. These options vest on the attainment of the following performance criteria:

        o       50,000 on achievement of a quarterly profit for the Company;

        o 100,000 on achievement of an annual profit in the as shown in the Company's audited financial statements;

        o 100,00 on the achievement of a 10% growth in annual profit as shown in the Company's audited financial statements; and

TRANSACTIONS WITH COMPANIES IN WHICH THE EXECUTIVE DIRECTORS / SHAREHOLDERS HOLD AN INTEREST

Narrowstep Ltd. sold a Vlipsync Encoder to Strella Ltd., a film production company, in the year ended February 29, 2004. Paul Robinson, Sales Director until March 10, 2005 and Promoter of Narrowstep Inc., owns 20% of Strella Ltd. and has served on its Board since May 2003. Revenues from Strella Ltd were $72,328 in the year ended February 29, 2004. In the year ended February 28, 2005, Strella Ltd was billed $11,728 for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from Strella Ltd as at February 28, 2005 was $46,953. This amount has been provided for in the allowance for doubtful accounts.

Paul Robinson is also a founder of Mobestar Ltd., a cellular phone-based gaming service company, holds 10% of the shares and serves on its Board. Narrowstep Ltd. was engaged to develop an online software product for Mobestar Ltd, in the year ended February 29, 2004. The revenues recognized from this transaction are $27,025 in the year ended February 29, 2004 and $113,384 in the year ended February 28, 2005 and there was no amount receivable at February 28, 2005. The agreement with Mobestar Ltd was terminated after a dispute with its Chief Executive Officer. Mobestar Ltd filed a lawsuit against Narrowstep Ltd. for the return of $50,935 in payments and interest paid by Mobestar Ltd against delivery of the planned product asserting that Narrowstep Ltd. did not perform the requisite work. Narrowstep settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005. Revenues for the year ended February 28, 2005 do not include amounts in dispute. The Company has also recognized a liability in respect of the payments due.

Mr. Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the year ended February 28, 2005, The Content Corporation was billed $110,463 for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from The Content Corporation as at February 28, 2005 was $135,972. This amount has been provided for in the allowance for doubtful accounts.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. The revenues recognized from this transaction were $42,301 in the year ended February 29, 2004. In the year ended February 28, 2005, LTR Consultancy was billed $46,325 for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at February 28, 2005 was $55,926. This amount has been provided for allowance for doubtful accounts.

COMMISSION PAID TO SHAREHOLDERS

The Company has paid commissions to certain shareholders for raising funds of $151,600 for the year ended February 29, 2004 and $217,575 for the year ended February 28, 2005. There are no outstanding amounts payable as at February 28, 2005.

14.     LEASES

When a lease is classified as an operating lease, i.e. where the risks and rewards remain with the lessor and the lease expenses are treated as operating expense. When a lease is classified as a capital lease, the present value of the lease expenses is treated as debt, and interest is imputed on this amount and shown in the Statements of Operations.

STV renewed its rental under a license for commercial office space on June 30, 2003 at (pound)24,282 ($40,467) per annum. The agreement covers a 36-month period and is terminable upon three months' notice. The total remaining rental commitment at February 28, 2005 is (pound)32,509 ($62,361).

Assets held under capital leases, i.e. those where substantially all of the risks and rewards of ownership of the assets have passed to the Company, are capitalized in the balance sheet and are depreciated over their estimated useful lives. The interest element of the rental obligation is charged to the Statements of Operations over the period of the lease and represents a constant proportion of the balance of capital repayment outstanding.

The table below shows the future minimum commitments due as at February 28, 2005 and February 29, 2004.

    ----------------------------------------- --------------------
                                                FEBRUARY 28, 2005
                                                        $
    ========================================= ====================
     Amounts payable:
    ----------------------------------------- --------------------
     Within one year                                     117,283
    ----------------------------------------- --------------------
     Between one year and two years                       41,392
    ----------------------------------------- --------------------

    ----------------------------------------- --------------------
     Total future commitment                             158,675
    ----------------------------------------- --------------------
     Less: finance charges allocated
    ----------------------------------------- --------------------
     to future periods                                    (8,822)
    ----------------------------------------- --------------------
     PRESENT VALUE                                       149,853
    ========================================= ====================

15.     SUBSEQUENT EVENTS

Between March 1, 2005, and July 7, 2005 the Company issued 1,320,997 shares for consideration of $1,356,417 net of commission.

The Company has granted options to purchase 942,664 shares to Iolo Jones, President and Chief Executive Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company has granted options to purchase 500,000 shares to Steven Crowther, Senior Vice President and Chief Financial Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company has granted options to purchase 300,000 shares to Shelly Palmer, a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company has granted options to purchase 100,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company has granted options to purchase 365,000 shares to various employees, at an exercise price of $0.50 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

On March 10, 2005, Narrowstep Ltd. sought collection of a debt of $62,325 from a former customer by serving a Statutory Demand for payment. On March 29, 2005 the former customer responded with a claim for damages arising out of alleged non-performance by Narrowstep Ltd in the sum of $81,527. The Company views this claim as a device to avoid payment of a debt that is due and completely without merit. The debt of $62,325 and the associated revenue is excluded from the financial statements at February 28, 2005 and no revenue will be recognized until payment is received. The Company does not believe that any provision for the customer's claim should be made.

  ADDITIONAL INFORMATION CONCERNING INTERNAL CONTROLS OVER FINANCIAL REPORTING



Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, based on material weaknesses in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. We intend to supplement our finance team, including adding additional accounting resource in the United States.

Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On June 30, 2005, in connection with its audit of our financial statements for the year ended February 28, 2005, Ernst & Young LLP, our independent registered public accounting firm, informed us and our Audit Committee of certain deficiencies in our internal controls over financial reporting that they considered to be material weaknesses and significant deficiencies. The material weaknesses are as follows:

     1. No control is in place to ensure that revenue is recognized only when there is evidence of a contract or arrangement and proof of service delivery.

     2. No control is in place to ensure adequate accrual is made for all goods and services received in a period but not invoiced.

     3. No control is in place to reconcile on a monthly basis all control accounts and to correct errors as they are detected.

     4. No control is in place to ensure that time spent to support the capitalization of software development costs is recorded and that projects are segregated into major enhancements and improvements.

     5. There are not adequate resources to ensure a timely and accurate financial statement closing and preparation and reporting process.

          We have taken and will continue to take steps to correct the identified material weaknesses and significant deficiencies in our internal controls. We have taken or will take the following actions in respect of each material weakness:

     1. We will introduce procedures and controls to ensure that contracts are signed in a timely manner by all parties concerned and that customers acknowledge when services are delivered. We will be conducting a review of billings each quarter, only recognizing revenues which meet the criteria for recognition under United States Generally Accepted Accounting Principles.

     2. Since May 2005, the Chief Financial Officer performs a detailed review of the financial statements to identify any unrecorded accruals for goods and services received but not invoiced and ensures appropriate adjustments are made. We plan to introduce purchase a order system and controls to ensure that appropriate accruals are made for unmatched purchase orders as at the end of every period.

     3. All control accounts are reconciled on a monthly basis and errors corrected as they are detected.

     4. We have introduced daily time recording of activities to support the capitalization of software development and to segregate projects into major enhancements and improvements. The Chief Financial Officer ensures that the amount capitalized agrees to the underlying records.

     5. In January 2005, we hired a full time Chief Financial Officer and we intend to further strengthen our finance team, including adding additional accounting resource in the United States.

In addition to remedying the identified material weaknesses and significant deficiencies discussed above, we will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 28, 2007, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs associated with complying with these requirements, and will be spending, management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot be assured that we will not in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

If we are not able to complete testing of all of our internal controls, or if during the course of our testing we identify deficiencies that we are not able to remediate in time, we and/or our independent registered public accounting firm may not be able to complete our/its respective assessments before the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to timely complete our evaluation and testing in order to allow for the assessment by our management, or if our independent registered public accounting firm cannot timely attest to our management's assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our stock price. Further, if our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or with the level at which they are documented, designed, operated or reviewed, it may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and a decline in our stock price.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NARROWSTEP INC.


                                     By: /s/ Iolo Jones
                                        ----------------------------------------
Dated:  July 12, 2005                   Iolo Jones, President and Chief
                                        Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                      TITLE                                DATE

/s/ Iolo Jones                         President, Chief Executive Officer and Director      July 12, 2005
---------------------------------      (Principal Executive Officer)
Iolo Jones


/s/ Peter Siddall                      Chairman of the Board of Directors                   July 12, 2005
---------------------------------
Peter Siddall


                                       Senior Vice President, Chief Financial Officer,
/s/ Steven Crowther                    Secretary, Treasurer and Director                    July 12, 2005
---------------------------------      (Principal Financial and Accounting Officer)
Steven Crowther


/s/ Clifford Webb                      Chief Operating Officer and Director                 July 12, 2005
---------------------------------
Clifford Webb


                                       Director                                             July 12, 2005
---------------------------------
Dennis Edmonds


                                       Director                                             July 12, 2005
---------------------------------
Shelly Palmer