Form 10QSB
period 2005-05-31
NARROWSTEP INC
filed 2005-07-14
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-108632

                                 NARROWSTEP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           33-1010941
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                              60 PARSONS GREEN LANE
                                 LONDON SW6 4HU
                                 UNITED KINGDOM
                    (Address of principal executive offices)

                               011 44 20 7731 4242
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |_|       No |X|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of May 31, 2005: 31,068,406 shares of common stock.

                                 NARROWSTEP INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.         CONTROLS AND PROCEDURES

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT
                APPLICABLE

ITEM 5.         OTHER INFORMATION - NOT APPLICABLE

ITEM 6.         EXHIBITS

SIGNATURES

                                           PART 1 FINANCIAL INFORMATION
                                           ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC.                                                PAGE


CONDENSED consolidated balance sheet as of February 28, 2005 and May 31, 2005 (unaudited)                      F-2

CONDENSED consolidated statements of operations for the three months ended May 31, 2004 (unaudited) and        F-3
2005 (unaudited)

CONDENSED consolidated statements of other comprehensive loss for the three months ended May 31, 2004          F-4
(unaudited) and 2005 (unaudited)

CONDENSED consolidated statements of changes in stockholders' equity for the three months ended May 31,        F-5
2005 (unaudited)

CONDENSED consolidated statements of cash flows for the three months ended May 31, 2004 (unaudited) and        F-6
2005 (unaudited)

Notes to CONDENSED consolidated financial statements (unaudited)                                               F-7

                                              NARROWSTEP INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       MAY 31, 2005     FEBRUARY 28, 2005
                                                                                       (UNAUDITED)          (NOTE 1.)
                                                                                            $                   $
=================================================================================== =================== ===================
ASSETS
Current assets:
          Cash and cash equivalents                                                            105,034              58,791
          Accounts receivable, net of allowance for doubtful accounts of $43,305               470,323             378,774
          at February 28, 2005 and $41,150 at May 31, 2005
          Amounts receivable from related parties, net of allowance for doubtful                     -                   -
          accounts of $238,851 at February 28, 2005 and  $261,264 at May 31, 2005
----------------------------------------------------------------------------------- ------------------- -------------------
          Prepaid expenses and other current assets                                             39,540              87,207
----------------------------------------------------------------------------------- ------------------- -------------------
          Total current assets                                                                 614,897             524,772
----------------------------------------------------------------------------------- ------------------- -------------------
Property and equipment, net                                                                    422,488             551,499
Software development costs, net of accumulated amortization                                    193,430             187,333
Goodwill                                                                                     1,157,581           1,157,581
Intangible assets, net                                                                         144,909             155,488
----------------------------------------------------------------------------------- ------------------- -------------------
TOTAL ASSETS                                                                                 2,533,305           2,576,673
=================================================================================== =================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
          Accounts payable                                                                     561,198             447,381
          Net obligations under capital leases                                                  92,294             109,569
          Accrued expenses and other liabilities                                               875,255             845,705
----------------------------------------------------------------------------------- ------------------- -------------------
          Total current liabilities                                                          1,528,747           1,402,655
----------------------------------------------------------------------------------- ------------------- -------------------

Net obligations under capital leases - greater than 1 year                                      23,394              40,284
----------------------------------------------------------------------------------- ------------------- -------------------
Total liabilities                                                                            1,552,141           1,442,939
----------------------------------------------------------------------------------- ------------------- -------------------

STOCKHOLDERS' EQUITY:
          Common stock,  $0.000001 par value  450,000,000  shares  authorized with                  31                  30
          30,375,740  issued at February 28, 2005 and 31,068,406 issued at May 31,
          2005
          Additional paid-in capital                                                         8,817,446           8,111,046
          Deferred stock compensation                                                        1,601,859           1,212,531
          Accumulated deficit                                                               (9,440,351)         (8,204,282)
          Accumulated other comprehensive (loss)/income                                          2,179              14,409
----------------------------------------------------------------------------------- ------------------- -------------------
          Total stockholders' equity                                                           981,164           1,133,734
----------------------------------------------------------------------------------- ------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2,533,305           2,576,673
=================================================================================== =================== ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                             NARROWSTEP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months       Three months
                                                             ended             ended
                                                         May 31, 2005       May 31, 2004
                                                         (unaudited)        (unaudited)
                                                              $                  $
==================================================== ================   =================
Revenue:
        Production services                                  163,790             113,153
        Narrowcasting and other (including                   228,461             225,970
        related party transactions of $0 in
        the three months ended May 31, 2005
        and $93,467 in the three months ended
        May 31, 2004)
---------------------------------------------------- ----------------   -----------------
        Total revenue                                        392,251             339,123
---------------------------------------------------- ----------------   -----------------

Cost of revenue:
        Direct costs                                         168,706             178,777
        Software amortization                                 32,282              20,976
---------------------------------------------------- ----------------   -----------------
        Total costs of revenue                               200,988             199,753
---------------------------------------------------- ----------------   -----------------
Gross profit                                                 191,263             139,370
---------------------------------------------------- ----------------   -----------------

Operating expenses:
        Selling, general and administrative                1,404,213           1,277,570
        (including non-cash stock
        compensation expense of  $389,328 for
        the three months ended May 31, 2005
        and $580,531 for the three months
        ended May 31, 2004)

---------------------------------------------------- ----------------   -----------------
        Total operating expenses                           1,404,213           1,277,570
---------------------------------------------------- ----------------   -----------------

Loss from operations                                      (1,212,950)         (1,138,200)
---------------------------------------------------- ----------------   -----------------

Other income                                                     279                 684
Exchange losses                                              (23,398)            (15,041)
---------------------------------------------------- ----------------   -----------------
Net loss                                                  (1,236,069)         (1,152,557)
==================================================== ================   =================

Net loss per share - basic and diluted                         (0.04)             (0.04)
Weighted-average number of shares                         30,517,499         26,720,189
outstanding, basic and diluted
----------------------------------------------------- ---------------   -----------------

The accompanying notes are an integral part of these consolidated financial statements.


                        NARROWSTEP INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS




                                             Three months     Three months
                                                 ended           ended
                                             May 31, 2005     May 31, 2004
                                             (unaudited)      (unaudited)
                                                  $                $
        -------------------------------- ------------------ --------------

        Net Loss                             (1,236,069)      (1,152,557)
        Foreign currency                        (12,229)          14,452
        translation adjustment
        Comprehensive loss                   (1,248,298)      (1,138,105)
        -------------------------------- ------------------ --------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                  NARROWSTEP INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


------------------------------------------------ ------------ ----------- ------------- -------------- ---------------- ------------
                                                               COMMON      ADDITIONAL     DEFERRED          OTHER           STOCK
                                                   COMMON     STOCK PAR     PAID-IN         STOCK       COMPREHENSIVE   SUBSCRIPTION
                                                  STOCK NO      VALUE       CAPITAL     COMPENSATION        LOSS          RECEIVABLE
                                                  OF SHARES       $            $              $               $                $
================================================ ============ =========== ============= ============== ================ ============
BALANCES - MARCH 1, 2005                          30,375,740          30     8,111,046      1,212,531           14,408             0
Common stock sold in private placement,  net of      692,666           1       831,200
expenses (unaudited)
Commission paid for private placement services                                (124,800)
(unaudited) (including related party
transactions of $124,800)
Net loss for the three months ended May 31,
2005 (unaudited)
Foreign currency translation loss (unaudited)                                                                  (12,229)
Stock compensation charge (unaudited)                                                         389,328
------------------------------------------------ ------------ ----------- ------------- -------------- ---------------- ------------
BALANCES - MAY 31, 2005 (unaudited)               31,068,406          31     8,817,446      1,601,859            2,179             0
================================================ ============ =========== ============= ============== ================ ============

(CONTINUED)


------------------------------------------------    -------------- --------------- ---------------
                                                         STOCK
                                                      SUBSCRIPTION  ACCUMULATED
                                                       RECEIVABLE     DEFICIT          TOTAL
                                                            $            $                $
                                                     ============  ============== ==============

BALANCES - MARCH 1, 2005                                        0      (8,204,282)      1,133,734
Common stock sold in private placement,  net of                                           831,201
expenses (unaudited)
Commission paid for private placement services                                           (124,800)
(unaudited) (including related party
transactions of $124,800)
Net loss for the three months ended  May 31,                           (1,236,069)     (1,236,069)
2005 (unaudited)
Foreign currency translation loss (unaudited)                                             (12,229)
Stock compensation charge (unaudited)                                                     389,328
------------------------------------------------    -------------- --------------- ---------------
BALANCES - MAY 31, 2005 (unaudited)                             0      (9,440,351)        981,164
================================================    ============== =============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

                        NARROWSTEP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------- ---------------- -------------------
                                                Three months       Three months
                                                ended May 31,      ended May 31,
                                                    2005               2004
                                                 (unaudited)       (unaudited)
                                                      $                 $
============================================== ================ ===================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            (1,236,069)         (1,152,557)

Adjustments to reconcile net loss to
net cash (used in) provided by
operating activities:

Depreciation and amortization                          145,950             121,555
Loss on disposal of property and equipment               5,694                   -
Stock-based compensation expense                       389,328             580,531

Changes in net cash attributable to
changes in operating assets and
liabilities:

Accounts receivable                                    (91,548)           (113,593)
Prepaid expenses and other current                      47,667             (55,487)
assets

Accounts payable and accrued
expenses                                               143,367              37,760
---------------------------------------------- ---------------- -------------------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                  (595,611)           (581,791)
============================================== ================ ===================


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (3,613)           (104,748)
Deposits and repayments on capital leases              (34,166)             (2,374)

Capitalized software development costs                 (48,232)            (39,766)

---------------------------------------------- ---------------- -------------------
Acquisition of Sportshows Television
Ltd. adjusted for cash acquired                              -             (18,990)
---------------------------------------------- ---------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                  (86,011)           (165,878)
============================================== ================ ===================
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock             706,401             335,918
Borrowings                                                   -            (116,905)
---------------------------------------------- ---------------- -------------------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             706,401             219,013
---------------------------------------------- ---------------- -------------------

---------------------------------------------- ---------------- -------------------
NET INCREASE (DECREASE) IN CASH AND                     24,779            (528,656)
CASH EQUIVALENTS
---------------------------------------------- ---------------- -------------------
Effect of exchange rates on change in
cash                                                    21,464              80,121
---------------------------------------------- ---------------- -------------------

CASH AND CASH EQUIVALENTS AT THE                        58,791             592,461
BEGINNING OF PERIOD
---------------------------------------------- ---------------- -------------------
CASH AND CASH EQUIVALENTS AT THE END OF                105,034             143,926
PERIOD
============================================== ================ ===================


SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Acquisition of subsidiary for                                -             864,875
obligation paid in shares to principal
shareholder
------------------------------------------- -- ---------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        NARROWSTEP INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF PRESENTATION

These condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP and Regulation SB for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these condensed consolidated financial statements. Operating results for the three months ended May 31, 2005 are not necessarily reflective of the results that may be expected for the entire year.

The Company's balance sheet as at February 28, 2005 is extracted from the Company's Special Financial Report under cover of form10-KSB, filed on July 12, 2005.

The Company started operations in 2002 and as a start-up company has experienced operating losses in 2003, 2004 and 2005. These losses are expected to continue for additional periods in the future. As at May 31, 2005, the Company's accumulated losses were $9.4 million. There can be no assurance that the Company's operations will become profitable. The Company's cash position as at May 31, 2005 was $0.1 million. The Company requires an infusion of funds to continue operations. The Company intends to fund its operational and capital requirements in 2005 and 2006 using cash on hand, cash flow from operations, and additional funding. From June 1 through July 7, 2005 the Company issued 628,330 shares of common stock for proceeds of approximately $649,897, net of commission.

The accompanying financial statements are prepared on a going concern basis. The validity of this assumption depends on the Company being successful in raising funding and generating business. If for any reason, the Company is unable to obtain adequate additional funding and ceases to be a going concern, adjustments may have to be made to reduce the monetary value of assets to the recoverable amounts, provide for further liabilities that might arise and reclassify fixed assets and long term liabilities as current assets and liabilities.

The consolidated financial statements include all the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      USE OF ESTIMATES

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

3.      OTHER INTANGIBLE ASSETS

Other intangible assets are carried at cost less accumulated amortization. They are generally amortized on a straight-line basis over the economic lives of the respective assets. Amortizable intangible assets have estimated useful lives as follows:

         ----------------------------------------------------------
                                                             YEARS
         ==========================================================

         Brand names and trademarks                              7
         Customer contracts                                    3.5
         --------------------------------------- ------------------


Acquired other intangible assets subject to amortization were as follows:

-                                        MAY 31, 2005 (UNAUDITED)
----------------------------------------------------------------------------
                                                ACCUMULATED
                                   COST         AMORTIZATION        NET
                                    $                $               $
============================= =============== ================= ============

Brand names and trademarks           120,554            25,833       92,753
Customer contracts                    87,832            37,644       52,156
----------------------------- --------------- ----------------- ------------
TOTAL                                208,386            63,477      144,909
============================= =============== ================= ============

For the three months ended May 31, 2005 and May 31, 2004, amortization expense for other intangible assets was $10,579 and $10,579, respectively. The estimated future annual amortization expense for other intangible assets is $42,317 for each of the fiscal years 2006, 2007, 2008 and 2009.

4.       STOCKHOLDERS' EQUITY

During the three months ended May 31, 2005 the Company raised a total $831,201, in a series of private equity placements. The amount raised at each price is given in the table below:

-------------------------------------------------------
                      THREE MONTHS ENDED MAY 31, 2005
                                (UNAUDITED)
-------------------------------------------------------
PRICE                NO OF SHARES        AMOUNT
                                            $
================== ================ ==================

$0.20
$0.30
$0.40
$1.00
$1.20                   692,667          831,201
------------------ ---------------- ------------------
TOTAL                   692,667          831,201
================== ================ ==================

The proceeds of the offerings have been reduced by placement commissions in the amount of $124,800.

The Company granted options to purchase 15,000 shares to an independent contractor for services rendered during the period ended May 31, 2005. These options were granted on March 1, 2005 with an exercise price of $0.50 per share. These options were valued under the provisions of SFAS No. 123 using the Black Scholes model and accounted for as consultancy expenses and included in selling, general and administrative expenses in the Statements of Operations for the quarter ended May 31, 2005. These options were valued at $12,150. The following assumptions were used in the Black Scholes option-pricing model:

         ---------------------------------------------------------------------
            Expected life                                     2 years
         ---------------------------------------------------------------------
            Risk free interest rate                            3.73%
         ---------------------------------------------------------------------
            Volatility                                          75%
         ---------------------------------------------------------------------
            Dividend yield                                       0%
         ---------------------------------------------------------------------

5.       Employee Stock Compensation Plans

In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to allow the Company to provide a means by which eligible employees and directors may be given an opportunity to benefit from increases in value of its common shares, subsequent to the listing. The Incentive Plan is administered by the Board of Directors. The Board is empowered to determine from time to time which of the persons eligible under the Incentive Plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the Incentive Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

The Board of Directors has absolute authority on all determinations, interpretations and constructions of the Incentive Plan which shall not be subject to review by any person and shall be final, binding and conclusive on all persons. The Board, at anytime, and from time to time, may amend the Incentive Plan.

The Company accounts for this plan under the recognition and measurement principles of APB 25. The following table summarizes activity of the Company's Incentive Plan since February 28, 2005:

         -------------------------------------------------- ---------------- -------------------------
                                                                                WEIGHTED -AVERAGE
                                                               NUMBER OF          EXERCISE PRICE
                                                                SHARES                  $
         ================================================== ================ =========================
         Outstanding at March 1, 2005                             1,762,252                      0.22
         Granted                                                  2,192,664                      1.04
         Exercised                                                        -                         -
         Forfeited                                                        -                         -
         -------------------------------------------------- ---------------- -------------------------
         Outstanding at May 31, 2005                              3,954,916                      0.68
         Shares exercisable at May 31, 2005                       3,006,290                      0.81
         -------------------------------------------------- ---------------- -------------------------

Of the options outstanding as at February 28, 2005, 560,000 incorporate performance criteria as follows:

        o 100,000 vest on achievement of monthly revenue of $91,915 in aggregate for two channels for three consecutive months;

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

        o 100,000 vest on achievement of an annual profit in the as shown in the Company's audited financial statements; and

        o 100,000 vest on the achievement of a 10% growth in annual profit as shown in the Company's audited financial statements.

These options are treated as variable compensatory options under APB 25 and the expense is based on the intrinsic value, re-measured at each balance sheet date and spread over the performance period.

Information related to the stock options outstanding as at May 31, 2005 is as follows:

      --------------- ---------------------------------- -----------------------
                                                              MAY 31, 2005
                                                              (UNAUDITED)
      --------------- ---------------------------------- -----------------------
                                           WEIGHTED -      WEIGHTED - AVERAGE
                          STOCK             AVERAGE      REMAINING CONTRACTUAL
      EXERCISE           OPTIONS         EXERCISE PRICE       LIFE (YEARS)
      PRICES           OUTSTANDING             $
      --------------- ---------------    --------------- -----------------------
                0.20       1,592,252               0.20                     3.9
      --------------- ---------------    --------------- -----------------------
                0.30         250,000               0.30                     3.6
      --------------- ---------------    --------------- -----------------------
                0.40          20,000               0.40                     3.6
      --------------- ---------------    --------------- -----------------------
                0.50         350,000               0.50                     9.8
      --------------- ---------------    --------------- -----------------------
                1.20       1,142,664               1.20                     9.8
      --------------- ---------------    --------------- -----------------------
                           3,984,916
      =============== ===============    =============== =======================

The Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

      ----------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED  THREE MONTHS ENDED
                                                            MAY 31, 2005       MAY 31, 2004
                                                            (UNAUDITED)         (UNAUDITED)
                                                                 $                   $
      ========================================================================================
       Net loss as reported                                (1,236,069)          (1,152,557)
      ----------------------------------------------------------------------------------------
       Add: Stock-based employee compensation included        389,328              271,716
       in reported net income
      ----------------------------------------------------------------------------------------
       Less: Pro forma stock based compensation expense    (1,309,131)            (193,512)
      ----------------------------------------------------------------------------------------
       Pro forma net loss                                  (2,155,872)          (1,074,353)
      ----------------------------------------------------------------------------------------
       Basic and diluted loss per share as reported       $     (0.07)         $     (0.04)
      ----------------------------------------------------------------------------------------
       Pro forma basic and diluted loss per share         $     (0.07)         $     (0.04)
      ----------------------------------------------------------------------------------------
       Weighted-average common shares outstanding          30,517,499           26,720,189
      ----------------------------------------------------------------------------------------

The weighted-average fair values for options granted during the three months ended May 31, 2005, where the stock price is greater than the exercise price, was $0.86 per option and the weighted average fair value for options granted where the stock price is equal to the exercise price was $0.51. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           ----------------------------------------------------
           Expected life in years                            2
           ----------------------------------------------------
           Risk-free interest rate                       3.73%
           ----------------------------------------------------
           Volatility                                      75%
           ----------------------------------------------------
           Dividend yield                                  Nil
           ----------------------------------------------------

6.       Reportable Segments

Narrowstep Inc. manages its business as two main segments, Narrowstep Ltd. which consists of a single operating segment - "narrowcasting", i.e. the provision of television channels to niche audiences globally, and STV's business, which is the production of specialized programming, including sailing and extreme sport activities.

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

Summarized information by segment for the three months ended May 31, 2005 and May 31, 2004 is as follows:

  -----------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED         THREE MONTHS ENDED MAY 31, 2004
                                              MAY 31, 2005 (UNAUDITED)                (UNAUDITED)
                                          -------------------------------------------------------------------
                                             PRODUCTION     NARROWCASTING    PRODUCTION   NARROWCASTING AND
                                              SERVICES        AND OTHER       SERVICES          OTHER
                                                  $               $               $               $
  ===========================================================================================================

  REVENUES BY SEGMENT:
  Revenues from external customers             163,790         228,461        113,153           225,970
  Revenues from internal customers                   -               -              -             9,012
  -----------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                               163,790         228,461        113,153           234,982
  -----------------------------------------------------------------------------------------------------------
  Depreciation and amortization                (53,686)        (81,685)       (48,826)          (41,441)
  Interest expense                                (956)         (1,777)        (2,946)           (1,666)
  Interest revenue / (expense)                     277               2              -              (684)
  -----------------------------------------------------------------------------------------------------------
  OPERATING LOSSES                            (131,399)       (362,694)      (214,106)         (135,690)
  ===========================================================================================================
  PLANT AND EQUIPMENT                          121,025         301,463        167,630           401,016
  -----------------------------------------------------------------------------------------------------------

       ----------------------------------------------------------------------------------------------------
                                                             THREE MONTHS              THREE MONTHS
          RECONCILIATION TO CONSOLIDATED REPORTED               ENDED                      ENDED
          REVENUES                                           MAY 31, 2005              MAY 31, 2004
                                                              (UNAUDITED)               (UNAUDITED)
                                                                   $                         $
       ====================================================================================================
          Total reportable segments                                392,251               348,135
          Elimination of inter-segment revenues                          -                (9,012)
       ----------------------------------------------------------------------------------------------------
          TOTAL REPORTED CONSOLIDATED REVENUES                     392,251               339,123
       ====================================================================================================

       ----------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS   THREE MONTHS
          RECONCILIATION TO CONSOLIDATED REPORTED LOSSES FROM                   ENDED          ENDED
          OPERATIONS BEFORE INCOME TAX                                       MAY 31, 2005   MAY 31, 2004
                                                                             (UNAUDITED)    (UNAUDITED)
                                                                                  $              $
       ====================================================================================================
          Total reportable segments                                            (494,093)      (349,796)
          Unallocated  corporate expenses (primarily legal and audit
          fees)                                                                (318,950)      (197,294)
          Stock compensation charges                                           (389,328)      (580,531)
          Amortization of intangible  assets acquired in acquisition
          of STV                                                                (10,579)       (10,579)
       ----------------------------------------------------------------------------------------------------
          TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS                 (1,212,950)    (1,138,200)
       ====================================================================================================


GEOGRAPHICAL SEGMENTATION OF REVENUES

       ----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED       THREE MONTHS ENDED
          GEOGRAPHICAL SEGMENTATION OF REVENUES             MAY 31, 2005               MAY 31, 2004
                                                            (UNAUDITED)               (UNAUDITED)
                                                                 $                         $
       ----------------------------------------------------------------------------------------------
          United States                                             92,935                 56,086
          EMEA                                                     294,073                270,623
          Asia Pacific                                               2,661                 10,426
          Internet sales                                             2,582                  1,988
       ----------------------------------------------------------------------------------------------
          TOTAL                                                    392,251                339,123
       ==============================================================================================

7.       Related Party Transactions

OPTIONS GRANTED TO DIRECTORS

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


OPTIONS GRANTED TO EMPLOYEES

The Company has granted options to purchase a total of 350,000 shares to a its employees, at an exercise price of $0.50 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.


TRANSACTIONS WITH COMPANIES IN WHICH THE EXECUTIVE DIRECTORS / SHAREHOLDERS HOLD AN INTEREST

Paul Robinson, Sales Director until March 10, 2005 and Promoter of Narrowstep Inc., owns 20% of Strella Ltd, a film production company, and has served on its Board since May 2003. Revenues from Strella Ltd, net of credit notes issued, were $(7,574) in the quarter ended May 31, 2004 and there were no transactions in the quarter ended May 31, 2005. The amount receivable from Strella Ltd was $48,538 as at May 31, 2004 and $48,152 as at May 31, 2005. This amount has been provided for in the allowance for doubtful accounts.

Paul Robinson is also a founder of Mobestar Ltd., a cellular phone-based gaming service company, holds 10% of the shares and serves on its Board. Narrowstep Ltd. was engaged to develop an online software product for Mobestar Ltd, in the year ended February 29, 2004. The agreement with Mobestar Ltd was terminated after a dispute with its Chief Executive Officer. Mobestar Ltd filed a lawsuit against Narrowstep Ltd. for the return of $50,935 in payments and interest paid by Mobestar Ltd against delivery of the planned product asserting that Narrowstep Ltd. did not perform the requisite work. Narrowstep settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005. The Company has recognized a liability in respect of the payments due.

Revenues from Mobestar were $69,264, in the three months ended May 31, 2004 and the amount receivable was $46,008 as at May 31, 2004. There were no transactions with Mobestar in the three months ended May 31, 2005 and no amount receivable as at May 31, 2004.

Mr. Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the three months ended May 31, 2004, the revenues recognized from this transaction were $20,195 and the amount receivable from The Content Corporation as at May 31 2004 was $29,907. In the three months ended May 31, 2005, The Content Corporation was billed $3,771 for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from The Content Corporation as at May 31, 2005 was $143,879. This amount has been provided for in the allowance for doubtful accounts.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. The revenues recognized from this transaction were $11,581 in the three months ended May 31, 2004 and the amount receivable from LTR Consultancy as at May 31, 2004 was $21,182. In the three months ended May 31, 2005, LTR Consultancy was billed $11,877 respectively, for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at May 31, 2005 was $69,233. This amount has been provided for in the allowance for doubtful accounts.

COMMISSION PAID TO SHAREHOLDERS

The Company paid commissions to certain shareholders for raising funds of $33,940 for the three months ended May 31, 2004 and $124,800 for the three months ended May 31, 2005. There is no outstanding amount payable as at May 31, 2005.

8.       SUBSEQUENT EVENT

From June 1 through July 7, 2005 the Company issued 628,330 shares of common stock for proceeds of $649,897, net of commission.

ITEM 2. MANAGEMENT'S DISCUSSION OF THE RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, in the discussion under the caption "Management's Discussion of the Results of Operations." Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services,
(iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our dependence upon significant customers, our inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in the Registration Statement on Form SB-2 that we have filed with the Securities and Exchange Commission.

Because of the risks and uncertainties related to these factors and the forward-looking statements, readers are cautioned not to place undue reliance on the forward-looking statements. We disclaim any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise unless required to do so under applicable federal securities laws.

Readers should read this report and the following discussion and analysis in conjunction with the financial statements and the related notes contained in this report and the other documents we file from time to time with the Securities and Exchange Commission.

COMPARISON OF THE THREE-MONTH PERIOD ENDED MAY 31, 2005 TO THE THREE-MONTH PERIOD ENDED MAY 31, 2004.

                  REVENUES.

                  Revenues for the two operating segments for the three months ended May 31, 2005 and the three months ended May 31, 2004 were as follows:

        --------------------------------- ------------ ----------- ------------ ------------- --------------
                                             THREE                    THREE
                                            MONTHS                   MONTHS
                                             ENDED                    ENDED
                                            MAY 31,     PERCENTAGE    MAY 31,     PERCENTAGE
                                             2005       OF TOTAL      2004        OF TOTAL      AMOUNT OF
                                          (UNAUDITED)   REVENUES    (UNAUDITED)   REVENUES      INCREASE
                                               $           %            $             %            $
        ================================= ============ =========== ============ ============= ==============
        Production services                   163,790          42      113,153            33         50,637
        Narrowcasting and other               228,461          58      225,970            67          2,491
        --------------------------------- ------------ ----------- ------------ ------------- --------------
        TOTAL REVENUE                         392,251         100      339,123           100         53,128
        --------------------------------- ------------ ----------- ------------ ------------- --------------


                  PRODUCTION SERVICES. Production services revenues were approximately $164,000 for the three months ended May 31, 2005, an increase of 45% over the comparable period of 2004. The increase is due to revenues from new customers.

                  NARROWCASTING AND OTHER. Narrowcasting revenues were approximately $228,000 for the three months ended May 31, 2005, an increase of approximately 1%, compared to the comparable period of 2004. This increase in narrowcasting revenues resulted primarily from increased promotional, sales and marketing efforts and the completion of the initial development of our narrowcasting technology. Approximately $78,000 of the 2004 narrowcasting revenue was from related parties, substantially all of which has now either been refunded or remains unpaid. After eliminating related party revenue, underlying sales growth from narrowcasting was approximately 54%.

                  COSTS AND EXPENSES. Costs and expenses for the three months ended May 31, 2005 and the three months ended May 31, 2004 were as follows:

           ------------------------------------- ------------ ----------- ------------- ------------- ------------
                                                    THREE                      THREE
                                                    MONTHS                     MONTHS
                                                    ENDED      PERCENTAGE      ENDED     PERCENTAGE
                                                    MAY 31,     OF COSTS       MAY 31,       OF        INCREASE/
                                                     2005         AND           2004      COSTS AND  (DECREASE) IN
                                                  (UNAUDITED)  EXPENSES      (UNAUDITED)   EXPENSES     EXPENSES
                                                       $            %           $             %            $
           ===================================== ============ =========== ============= ============= ============
           TOTAL COSTS AND EXPENSES/OTHER:
           Direct costs of revenue                   168,706          10       178,777            12       10,071
           Sales and marketing                        72,110           4        77,450             5       (5,340)
           Software amortization                      32,282           2        20,976             1       11,306
           General, administrative and other         955,315          59       623,366            42      331,949
           Stock compensation expense                389,328          24       580,531            39     (191,203)
           Amortization of intangibles                10,579           1        10,579             1           --
           ------------------------------------- ------------ ----------- ------------- ------------- ------------
           TOTAL                                   1,628,320         100     1,491,680           100      136,640
           ------------------------------------- ------------ ----------- ------------- ------------- ------------

                  COST OF REVENUE. Direct costs of revenue, including the cost of bandwidth, sub-contracted labor and consulting fees, were approximately $169,000 for the three months ended May 31, 2005, a decrease of approximately $10,000 compared to approximately $179,000 for the three months ended May 31, 2004. The decrease in the cost of revenues resulted primarily from lower materials and freelance use, partly offset by higher bandwidth charges.

                  Direct costs of revenue as a percentage of total revenue were 43% for the three months ended May 31, 2005, compared to 53% for the comparable period of 2004. We anticipate that direct costs of revenue as a percentage of total revenues will continue to decline as we benefit from planned investment in infrastructure, headcount and other expenses necessary to support expected growth in our business.

                  SALES AND MARKETING EXPENSES. Sales and marketing expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were approximately $72,000 for the three months ended May 31, 2005, compared to approximately $77,000 for the three months ended May 31, 2004. We plan to increase the level of sales and marketing expenditure over the remainder of the fiscal year but expect that increasing sales will enable this category of expenditure to continue to decline as a percentage of sales.

                  GENERAL, ADMINISTRATIVE AND OTHER EXPENSES. General, administrative and other expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were approximately $955,000 for the three months ended May 31, 2005, an increase of approximately $311,000, or 48%, compared to approximately $645,000 for the three months ended May 31, 2004. The increase resulted primarily from increases in headcount, as we sought to expand and scale-up our operations, as well as costs associated with becoming a public company. As a percentage of total revenue, general administrative and other expenses increased to 244% of total revenue for the three months ended May 31, 2005, compared to 190% for the comparable period of 2004. We expect general, administrative and other expenses as a percentage of total revenue to decline as revenue increases.

                  The breakdown of general, administrative and other expenses for the three months ended May 31, 2005 and May 31, 2004 is as follows:

        ---------------------------------------------- ----------- -------------- ------------- --------------
                                                         THREE                         THREE
                                                         MONTHS       PERCENTAGE      MONTHS       PERCENTAGE
                                                          ENDED       OF GENERAL       ENDED       OF GENERAL
                                                         MAY 31,          AND         MAY 31,          AND
                                                          2005       ADMINISTRATIVE     2004      ADMINISTRATIVE
                                                       (UNAUDITED)      EXPENSES     (UNAUDITED)     EXPENSES
                                                           $               %             $              %
        ============================================== ===========  ============== ============= ==============
        TOTAL GENERAL, ADMINISTRATIVE AND OTHER
        EXPENSES:
        Wages and salaries                                336,412             35       188,517             30
        Legal, accounting and audit                       318,950             34       197,295             32
        Depreciation                                      103,089             11        90,267             15
        Foreign exchange losses/(gains)                    23,398              2        15,041              2
        Other                                             173,466             18       132,247             21
        TOTAL                                             955,315            100       623,366            100
        ---------------------------------------------- ----------- -------------- ------------- --------------

                  STOCK-BASED COMPENSATION. For the three months ended May 31, 2005, we recorded a non-cash charge of approximately $389,000 primarily as a result of issuing new stock options to employees and directors. Stock-based compensation for the three months ended May 31, 2004 was approximately $581,000 and comprised the grant of options and discounted shares to employees and directors and the payment in shares to a director for services rendered.

                  SOFTWARE DEVELOPMENT. Software development expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the three months ended May 31, 2005, we capitalized $48,232 on software development and amortized

$32,282. For the three months ended May 31, 2004, $39,766 of software development was capitalized and $20,975 was amortized. The increase in software development amortization resulted primarily from the increase in the brought forward balance of capitalized costs now subject to amortization.

                  INCOME TAXES. We have not generated any taxable income to date, and therefore have not paid any income tax or made any provision for income tax since inception. As at May 31, 2005, we have net tax losses to carry forward of approximately $1,981,000, including approximately $1,390,000 which will remain in place until utilized and $591,000 which will remain in place until utilized or February 2025, whichever is the earlier

LIQUIDITY AND CAPITAL RESOURCES

                  We have financed our operations from inception through private equity financing. From inception through May 31, 2005, we sold an aggregate of 24,848,820 shares of our common stock for gross proceeds of approximately $6,162,000. In the period June 1 to July 7, 2005 we sold an aggregate of 628,330 shares of our common stock for net proceeds of approximately $650,000. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our production services equipment. We have incurred significant losses since our inception and, at May 31, 2005, had an accumulated deficit of approximately $9.4 million. As of July 1, 2005 we had cash of approximately $475,000, and available bank overdraft facilities of $109,000.

                  Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At May 31, 2005, our current ratio was 0.4, compared to 0.4 at February 28, 2005 and 0.9 at May 31, 2004. Our current ratio fluctuates primarily as we use cash to develop our business and raise more equity from time to time.

                  Net cash provided by financing activities was $706,401 for the three months ended May 31, 2005 and $219,013 for the comparable period of 2004. Net cash provided by financing activities was $2,086,012 for the year ended February 28, 2005 and $1,794,378 for the prior year ended February 29, 2004. Net cash provided by financing activities resulted primarily from the issuance of capital stock to our investors to support our operations. Net cash used in operating activities amounted to $595,611 for the three months ended May 31, 2005 and $581,791 for the comparable period of 2004.

                  Net cash used in investing activities was $61,541 for the three months ended May 31, 2005 and $165,878 for the comparable period of 2004. This reduction was due to minimal capital expenditure being incurred in the three months ended May 31, 2005.

                  As at May 31, 2005, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

        --------------------------------------------------- ------------------
                                                              MAY 31, 2005
                                                               (UNAUDITED)
                                                                    $
        =================================================== ==================
        Amounts payable:
        Within 12 months                                               97,613
        Between one year and two years                                 23,814
        Between two years and three years
        --------------------------------------------------- ------------------
        Total future commitment                                       121,428
        --------------------------------------------------- ------------------

        Less: finance charges allocated to future periods              (5,740)
        --------------------------------------------------- ------------------
        PRESENT VALUE                                                 115,688
        =================================================== ==================

Our cash and cash equivalents as of May 31, 2005 were approximately $105,000 and we had bank overdraft facilities of $109,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2005 and May 31, 2005, the overdraft facilities consisted of $74,000 with Barclays Bank PLC and $36,000 with Natwest Bank PLC Neither facility was utilized on May 31, 2005. The interest rate on the Barclays facility is fixed at 10% per annum and the facility is reviewable by the bank on July 27, 2005. The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate is currently 4.75% per annum) and the facility is reviewable by the bank on May 31, 2006. Based on our business plans and anticipated levels of operation and capital expenditure, we have projected our cash requirement through February, 2006 to be approximately $1,000,000, which will be required to fund our growth and working capital needs. Of this amount, we anticipate that approximately $300,000 will be used for capital expenditures (primarily equipment purchases) necessary to enhance our infrastructure, approximately $500,000 to cover our ongoing need for working capital and approximately $200,000 will be used for professional and other fees.

We intend to fund these requirements in 2005 using cash on hand, cash flow from operations, and the sale of debt and/or equity securities. In the three months ended May 31, 2005, we have raised gross proceeds of $831,000 through private sales of stock and an additional $754,000 in the period to July 7, 2005 . Pursuant to a letter agreement with Allard de Stoppelaar, a promoter and one of the Company's principal stockholders, Mr de Stoppelaar has agreed to assist the company in an offshore offering complying with the requirements of the SEC's Regulation. The Company has agreed to pay Mr de Stoppelaar a commission on funds received from investors referred to the Company by him in an amount equal to 15% of the amount received and to grant Mr de Stoppelaar certain warrants. We intend to raise additional capital through further private financings.

ITEM 3. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

5. There are not adequate resources to ensure a timely and accurate financial statement closing, preparation and reporting process.

We have taken and will continue to take steps to correct the identified material weaknesses and significant deficiencies in our internal controls. We have taken or will take the following actions in respect of each material weakness:

1. We will introduce procedures and controls to ensure that contracts are signed in a timely manner by all parties concerned and that customers acknowledge when services are delivered. We will be conducting a review of billings each quarter, only recognizing revenues which meet the criteria for recognition under United States Generally Accepted Accounting Principles

2. Since May 2005, the Chief Financial Officer performs a detailed review of the financial statements to identify any unrecorded accruals for goods and services received but not invoiced and ensures appropriate adjustments are made. We plan to introduce a purchase order system and controls to ensure that appropriate accruals are made for unmatched purchase orders as at the end of every period.

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

PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

On or about November 25, 2004, a lawsuit was filed against Narrowstep Ltd. in Northampton County Court by Mobestar Ltd seeking damages in the amount of $50,935. Paul Robinson, our former Sales Director and a former member of the Narrowstep board of directors until his resignation on March 10, 2005, is a founder, 10% shareholder and member of the board of directors of Mobestar. The complaint in this action asserted that Narrowstep Ltd. had failed to perform certain work for Mobestar for which it had previously been paid. Narrowstep settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005.

On March 10, 2005, Narrowstep Ltd. sought collection of a debt of $62,325 from a former customer by serving a Statutory Demand for payment. On March 29, 2005 the former customer responded with a claim for damages arising out of alleged non-performance by Narrowstep Ltd. in the sum of $81,527. The Company views this claim as a device to avoid payment of a debt that is due and completely without merit. The debt of $62,325 and the associated revenue is excluded from the Statement of Operations at May 31, 2005 and no revenue will be recognized until payment is received. The Company does not believe that any provision for the customer's claim should be made. Narrowstep Ltd. is considering the next steps to be taken to recover this debt and the customer has not initiated any legal proceeding in respect of its claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2005, Narrowstep sold a total of 692,667 shares of its common stock without registering them under the Securities Act of 1933, for an aggregate purchase price of $831,201. These sales were made in reliance upon Regulation S to non-U.S. persons in offshore transactions with no directed selling efforts in the United States. In accordance with Regulation S, the certificates evidencing such issuances bore restrictive legends. The Narrowstep bylaws contain a provision requiring refusal of transfers not made in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration. These shares were included in Narrowstep's resale Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on April 14, 2005. As the Registration Statement did not include any shares to be sold by Narrowstep, Narrowstep has not, and will not, receive any proceeds from sales made pursuant to the Registration Statement.

ITEM 6. EXHIBITS

EXHIBIT 10.1 TV PRODUCTION AND DISTRIBUTION AGREEMENT BY AND BETWEEN NARROWSTEP LTD AND SWEDISH MATCH GRAND PRIX AB DATED MAY 3, 2005

EXHIBIT 10.2            LETTER AGREEMENT WITH ALLARD DE STOPPELAAR DATED MAY 11,
                        2005

EXHIBIT 31.1 CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2 CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NARROWSTEP INC.


                                     By: /s/ Iolo Jones
                                        ----------------------------------------
Dated:  July 14, 2005                     Iolo Jones, President and Chief
                                          Executive Officer


                                     By: /s/ Steven Crowther
                                        ----------------------------------------
Dated:  July 14, 2005                    Steven Crowther, Senior Vice President,
                                         Chief Financial Officer, Secretary,
                                         Treasurer and Director (Principal
                                         Financial and Accounting Officer)