Form 10QSB
period 2005-08-31
NARROWSTEP INC
filed 2005-10-12
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   FOR THE TRANSITION PERIOD FROM          TO

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

Yes |X|       No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of August 31, 2005: 32,462,796 shares of common stock.

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

ITEM 5.         OTHER INFORMATION - NOT APPLICABLE

ITEM 6.         EXHIBITS

SIGNATURES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

------------------------------------------------------------------------ -------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC.            PAGE
------------------------------------------------------------------------ -------
CONDENSED consolidated balance sheet as of February 28, 2005 and
August 31, 2005 (unaudited)                                                F-2
------------------------------------------------------------------------ -------
CONDENSED consolidated statements of operations for the three months ended August 31, 2004 (unaudited) and 2005 (unaudited) and
the six months ended August 31, 2004 (unaudited) and 2005 (unaudited)      F-3
------------------------------------------------------------------------ -------
CONDENSED consolidated statements of other comprehensive loss for the three months ended August 31, 2004 (unaudited) and 2005 (unaudited) and
the six months ended August 31, 2004 (unaudited) and 2005 (unaudited)      F-4
------------------------------------------------------------------------ -------
CONDENSED consolidated statements of changes in stockholders'
equity for the six months ended August 31, 2005 (unaudited)                F-5
------------------------------------------------------------------------ -------
CONDENSED consolidated statements of cash flows for the six months ended August 31, 2004 (unaudited) and the six months ended August 31,
2005 (unaudited)                                                           F-6
------------------------------------------------------------------------ -------
Notes to CONDENSED consolidated financial statements (unaudited)           F-8
------------------------------------------------------------------------ -------


                                              NARROWSTEP INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------- ------------------- -------------------
                                                                                      AUGUST 31, 2005    FEBRUARY 28, 2005
                                                                                        (UNAUDITED)          (NOTE 1.)
                                                                                             $                   $
=================================================================================== =================== ===================
ASSETS
Current assets:
          Cash and cash equivalents                                                            561,837              58,791
          Accounts receivable, net of allowance for doubtful accounts of $43,305               454,836             378,774
          at February 28, 2005 and $25,144 at August 31, 2005
          Amounts receivable from related parties, net of allowance for doubtful                     -                   -
          accounts of $238,851 at February  28, 2005 and  $231,707 at August 31,
          2005
          Prepaid expenses and other current assets                                             71,206              87,207
----------------------------------------------------------------------------------- ------------------- -------------------
          Total current assets                                                               1,087,879             524,772
----------------------------------------------------------------------------------- ------------------- -------------------
Property and equipment, net of accumulated depreciation                                        350,826             551,499
Software development costs, net of accumulated amortization                                    188,787             187,333
Goodwill                                                                                     1,157,581           1,157,581
Intangible assets, net                                                                         134,331             155,488
----------------------------------------------------------------------------------- ------------------- -------------------
TOTAL ASSETS                                                                                 2,919,404           2,576,673
=================================================================================== =================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
          Accounts payable                                                                     580,599             447,381
          Net obligations under capital leases                                                  78,618             109,569
          Accrued expenses and other liabilities                                               560,493             845,705
----------------------------------------------------------------------------------- ------------------- -------------------
          Total current liabilities                                                          1,219,710           1,402,655
----------------------------------------------------------------------------------- ------------------- -------------------

Net obligations under capital leases - greater than 1 year                                       8,059              40,284
----------------------------------------------------------------------------------- ------------------- -------------------
Total liabilities                                                                            1,227,769           1,442,939
----------------------------------------------------------------------------------- ------------------- -------------------

STOCKHOLDERS' EQUITY:
          Common stock, $0.000001 par value 450,000,000 shares authorized with                      32                  30
          30,375,740 issued at February 28, 2005 and 32,462,796 issued at August
          31, 2005
          Additional paid-in capital                                                         9,941,256           8,111,046
          Deferred stock compensation                                                        1,937,513           1,212,531
          Accumulated deficit                                                             (10,181,594)         (8,204,282)
          Accumulated other comprehensive (loss)/income                                        (5,572)              14,409
----------------------------------------------------------------------------------- ------------------- -------------------
          Total stockholders' equity                                                         1,691,635           1,133,734
----------------------------------------------------------------------------------- ------------------- -------------------

----------------------------------------------------------------------------------- ------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2,919,404           2,576,673
=================================================================================== =================== ===================

The accompanying notes are an integral part of these consolidated financial statements.


                                                 NARROWSTEP INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------- --------------------- ------------------- ------------------ -------------------
                                                     Six months           Six months        Three months        Three months
                                                  ended August 31,     ended August 31,   ended August 31,    ended August 31,
                                                        2005                 2004               2005                2004
                                                    (unaudited)          (unaudited)         (unaudited)        (unaudited)
                                                         $                    $                   $                  $
=============================================== ===================== =================== ================== ===================
Revenue:
        Production services                                  626,471             396,829            462,681             283,676
        Narrowcasting and other (including                   483,765             391,762            255,304             165,792
        related party transactions of $0 in
        the three and six months ended August
        31, 2005 and $72,888 in the three
        months and $166,355 in the six months
        ended August 31, 2004)
----------------------------------------------- --------------------- ------------------- ------------------ -------------------
        Total revenue                                      1,110,236             788,591            717,985             449,468
----------------------------------------------- --------------------- ------------------- ------------------ -------------------

Cost of revenue:
        Direct costs                                         463,163             335,643            294,457             156,866
        Software amortization                                 64,730              47,599             32,448              26,623
----------------------------------------------- --------------------- ------------------- ------------------ -------------------
        Total costs of revenue                               527,893             383,242            326,905             183,489
----------------------------------------------- --------------------- ------------------- ------------------ -------------------
Gross profit                                                 582,343             405,349            391,080             265,979
----------------------------------------------- --------------------- ------------------- ------------------ -------------------

Operating expenses:
        Selling, general and administrative                2,537,115           2,364,241          1,132,902           1,086,671
        (including non-cash stock
        compensation expense of  $13,524 for
        the three months and $402,852 for the
        six months ended August 31, 2005 and
        $285,067 for the three months and
        $865,598 for the six months ended
        August 31, 2004)

----------------------------------------------- --------------------- ------------------- ------------------ -------------------
        Total operating expenses                           2,537,115           2,364,241          1,132,902           1,086,671
----------------------------------------------- --------------------- ------------------- ------------------ -------------------
Loss from operations                                     (1,954,772)         (1,958,892)          (741,822)           (820,692)
----------------------------------------------- --------------------- ------------------- ------------------ -------------------

Other income                                                     350                 748                 71                  64
Exchange (losses)/profits                                   (22,890)             (1,895)                508              13,146
----------------------------------------------- --------------------- ------------------- ------------------ -------------------
Net loss                                                 (1,977,312)         (1,960,039)          (741,243)           (807,482)
=============================================== ===================== =================== ================== ===================

Net loss per share - basic and diluted                        (0.06)              (0.07)             (0.02)              (0.03)
Weighted-average number of shares                         30,878,929          27,329,750         31,809,656          27,939,310
outstanding, basic and diluted
----------------------------------------------- --------------------- ------------------- ------------------ -------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                   NARROWSTEP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS


                                 Six months        Six months        Three months      Three months
                              ended August 31,  ended August 31,   ended August 31,  ended August 31,
                                    2005              2004              2005              2004
                                (unaudited)        (unaudited)       (unaudited)       (unaudited)
                                     $                  $                 $                 $
=====================================================================================================
Net Loss                          (1,977,312)        (1,960,039)         (741,243)        (807,482)
Foreign currency                     (19,981)          (126,216)           (7,752)        (140,668)
translation adjustment
Comprehensive loss                (1,997,293)        (2,086,255)         (748,995)        (948,150)
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                  NARROWSTEP INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


------------------------------ ----------- --------- ------------- ------------- -------------- ----------- ------------ -----------
                                                                                                  STOCK
                                            COMMON     ADDITIONAL    DEFERRED        OTHER       SUBSCR-
                                 COMMON    STOCK PAR    PAID-IN        STOCK     COMPREHENSIVE    IPTION     ACCUMULATED
                                STOCK NO     VALUE      CAPITAL    COMPENSATION      LOSS       RECEIVABLE     DEFICIT      TOTAL
                                OF SHARES      $           $             $             $            $             $           $
============================== =========== ========= ============= ============= ============== =========== ============ ===========
BALANCES - MARCH 1, 2005        30,375,740       30     8,111,046     1,212,531         14,409           0   (8,204,282)  1,133,734
Common stock sold in
  private placement, net
  of expenses (unaudited)        2,087,056        2     2,504,467                                                         2,504,469
Commission paid for
  private placement
  services (including
  related party
  transactions of $328,124)
  (unaudited)                                            (674,257)                                                         (674,257)
Fair value of warrants
  issued in connection
  with private placement
  (unaudited)                                                           322,130                                             322,130
Net loss for the six months
  ended August 31, 2005
  (unaudited)                                                                                                (1,977,312) (1,977,312)
Foreign currency translation
  loss (unaudited)                                                                     (19,981)                             (19,981)
Stock compensation charge
  (unaudited)                                                           402,852                                             402,852
------------------------------ ----------- --------- ------------- ------------- -------------- ----------- ------------ -----------
BALANCES - AUGUST 31, 2005
  (UNAUDITED)                   32,462,796       32     9,941,256     1,937,513         (5,572)           0 (10,181,594)  1,691,635
============================== =========== ========= ============= ============= ============== =========== ============ ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      NARROWSTEP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------- ----------------- ------------------
                                                                           Six months        Six months
                                                                          ended August    ended August 31,
                                                                           31, 2005            2004
                                                                          (unaudited)       (unaudited)
                                                                               $                 $
====================================================================== ================= ==================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     (1,977,312)        (1,960,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization                                                   281,963            179,371

Loss on disposal of property and equipment                                        5,544                  -

Stock-based compensation expense                                                402,852            865,598

Changes in net cash attributable to changes in operating assets and liabilities:

Accounts receivable                                                             (76,062)          (137,613)

Prepaid expenses and other current assets                                        16,001            (84,813)

Accounts payable and accrued expenses                                          (151,994)           160,796
---------------------------------------------------------------------- ----------------- ------------------
NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES                         (1,499,008)          (976,700)
====================================================================== ================= ==================

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (33,511)           (69,149)

Deposits and repayments on capital leases                                       (63,176)           (37,196)

Capitalized software development costs                                          (77,345)           (78,706)

Acquisition of Sportshows Television Ltd.adjusted for cash acquired                    -           (18,990)
---------------------------------------------------------------------- ----------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (174,032)          (204,041)
====================================================================== ================= ==================
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                                    2,152,342          1,377,384

Borrowings                                                                            -           (116,905)
---------------------------------------------------------------------- ----------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,152,342          1,260,479
---------------------------------------------------------------------- ----------------- ------------------

---------------------------------------------------------------------- ----------------- ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            479,302             79,738
---------------------------------------------------------------------- ----------------- ------------------
Effect of exchange rates on change in cash                                       23,744            (93,076)
---------------------------------------------------------------------- ----------------- ------------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                             58,791            592,471
---------------------------------------------------------------------- ----------------- ------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                  561,837            579,133
====================================================================== ================= ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Acquisition of subsidiary for obligation paid in shares to principal
shareholder                                                                           -            864,875
---------------------------------------------------------------------- ----------------- ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        NARROWSTEP INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

These condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP and Regulation SB for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these condensed consolidated financial statements. Operating results for the six months ended August 31, 2005 are not necessarily reflective of the results that may be expected for the entire year.

The Company's condensed consolidated balance sheet as at February 28, 2005 is derived from the Company's Special Financial Report under cover of Form 10-KSB, filed on July 12, 2005.

The Company started operations in 2002 and as a start-up company has experienced operating losses in 2003, 2004 and 2005. These losses are expected to continue for additional periods in the future. As at August 31, 2005, the Company's accumulated losses were $10.2 million. There can be no assurance that the Company's operations will become profitable. The Company's cash position as at August 31, 2005 was $0.6 million. The Company requires an infusion of additional funds to continue operations. The Company intends to fund its operational and capital requirements in 2005 and 2006 using cash on hand, cash flow from operations, and additional funding.

The accompanying financial statements are prepared on a going concern basis. The validity of this assumption depends on the Company being successful in raising funding and generating business. If, for any reason, the Company is unable to obtain adequate additional funding and ceases to be a going concern, adjustments may have to be made to reduce the monetary value of assets to the recoverable amounts, provide for further liabilities that might arise and reclassify fixed assets and long term liabilities as current assets and liabilities.

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

3.      OTHER INTANGIBLE ASSETS

Other intangible assets are carried at cost less accumulated amortization. They are generally amortized on a straight-line basis over the economic lives of the respective assets. Amortizable intangible assets have estimated useful lives as follows:

         ----------------------------------------------------------
                                                             YEARS
         ==========================================================
         Brand names and trademarks                              7
         Customer contracts                                    3.5
         ----------------------------------------------------------


Acquired other intangible assets subject to amortization were as follows:

----------------------------- ----------------------------------------------
                                       AUGUST 31, 2005 (UNAUDITED)
----------------------------- ----------------------------------------------
                                                ACCUMULATED
                                   COST         AMORTIZATION        NET
                                    $                $               $
============================= ==============================================
Brand names and trademarks         120,554            30,138       90,416
Customer contracts                  87,832            43,917       43,915
----------------------------- ----------------------------------------------
TOTAL                              208,386            74,055      134,331
============================= ==============================================

For the six months ended August 31, 2005 and August 31, 2004, amortization expense for other intangible assets was $21,159 and $21,158 respectively. The estimated future annual amortization expense for other intangible assets is $42,317 for the fiscal years ending in 2006 and 2007, $23,494 for the fiscal year ending in 2008, $17,222 for the fiscal years ending in 2009 and 2010, and $12,915 for the fiscal year ending in 2011.

4.      STOCKHOLDERS' EQUITY

During the six months ended August 31, 2005 the Company raised a total $2,504,467, in a series of private equity placements. A total of 2,087,056 shares were issued at a price of $1.20 per share. The Company paid commissions in connection with the private placements in the amount of $352,127.

During the six months ended August 31, 2005, the Company granted options to purchase 15,000 shares to an independent contractor for services rendered. These options were granted on March 1, 2005 with an exercise price of $0.50 per share. These options were valued under the provisions of SFAS No. 123 using the Black Scholes model and accounted for as consultancy expenses and included in selling, general and administrative expenses in the Statements of Operations for the six months ended August 31, 2005. These options were valued at $12,150. The following assumptions were used in the Black Scholes option-pricing model:

        -------------------------------------------------------------------
           Expected life                                   2 years
        -------------------------------------------------------------------
           Risk free interest rate                          3.73%
        -------------------------------------------------------------------
           Volatility                                        75%
        -------------------------------------------------------------------
           Dividend yield                                     0%
        -------------------------------------------------------------------

During the six months ended August 31, 2005, the Company granted warrants to purchase a total of 550,000 shares to two third parties in consideration for services related to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes model and accounted for as an expense of the private placement. These warrants were valued at $281,235. The following assumptions were used in the Black Scholes model:

        -------------------------------------------------------------------
           Expected life                                   2 years
        -------------------------------------------------------------------
           Risk free interest rate                      3.65% to 3.77%
        -------------------------------------------------------------------
           Volatility                                        75%
        -------------------------------------------------------------------
           Dividend yield                                     0%
        -------------------------------------------------------------------

During the six months ended August 31, 2005, the Company granted warrants to purchase a total of 80,000 shares to five third parties in consideration for subscribing to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes model and accounted for as an expense of the private placement. These warrants were valued at $40,895. The following assumptions were used in the Black Scholes model:

        -------------------------------------------------------------------
           Expected life                                   2 years
        -------------------------------------------------------------------
           Risk free interest rate                          3.66%
        -------------------------------------------------------------------
           Volatility                                        75%
        -------------------------------------------------------------------
           Dividend yield                                     0%
        -------------------------------------------------------------------

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

The Board of Directors has absolute authority on all determinations, interpretations and constructions of the Incentive Plan which shall not be subject to review by any person and shall be final, binding and conclusive on all persons. The Board, at any time, and from time to time, may amend the Incentive Plan, subject to any stockholder approval required by applicable law.

The Company accounts for this plan under the recognition and measurement principles of APB 25. The following table summarizes activity of the Company's Incentive Plan since February 28, 2005:

        -------------------------------------------------- ---------------- -------------------------
                                                                               WEIGHTED -AVERAGE
                                                              NUMBER OF          EXERCISE PRICE
                                                               SHARES                  $
        ================================================== ================ =========================
        Outstanding at March 1, 2005                             1,762,252                      0.22
        Granted                                                  4,692,664                      1.04
        Exercised                                                        -                         -
        Forfeited                                                        -                         -
        -------------------------------------------------- ---------------- -------------------------
        Outstanding at August 31, 2005                           6,454,916                      0.88
        Shares exercisable at August 31, 2005                    4,167,191                      0.85
        -------------------------------------------------- ---------------- -------------------------

Of the options outstanding as at August 31, 2005, 560,000 incorporate performance criteria as follows:

     o 100,000 vest on achievement of monthly revenue of $91,915 in the aggregate for two channels for three consecutive months;

     o 200,000 vest on achievement of monthly revenue of $183,830 in the aggregate for two channels for three consecutive months;

     o 10,000 vest on achievement of a quarterly profit of $27,575 in the aggregate for two channels;

     o    50,000 vest on achievement of a quarterly profit for the Company;

     o 100,000 vest on achievement of an annual profit as shown in the Company's audited financial statements; and

     o 100,000 vest on the achievement of a 10% growth in annual profit as shown in the Company's audited financial statements.

These options are treated as variable compensatory options under APB 25 and the expense is based on the intrinsic value, re-measured at each balance sheet date and spread over the performance period.

Information related to the stock options outstanding as at August 31, 2005 is as follows:

        ------------- -------------------------------------------------
                                                     AUGUST 31, 2005
                                                        (UNAUDITED)
        ------------- -------------------------------------------------
                                      WEIGHTED -
                                       AVERAGE           WEIGHTED -
                          STOCK        EXERCISE      AVERAGE REMAINING
         EXERCISE        OPTIONS        PRICE        CONTRACTUAL LIFE
         PRICES        OUTSTANDING        $               (YEARS)
        ------------- ------------- --------------- -------------------
                0.20     1,592,252            0.20                3.7
                0.30       250,000            0.30                3.3
                0.40        20,000            0.40                3.3
                0.50       350,000            0.50                9.5
                1.20     4,242,664            1.20                9.8
        ------------- ------------- --------------- ------------------
                         6,454,916
        ============= ============= =============== ==================

The Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

         --------------------------------------------------------------------------------------------------------
                                              SIX MONTHS       SIX MONTHS       THREE MONTHS     THREE MONTHS
                                                ENDED         ENDED AUGUST    ENDED AUGUST 31,      ENDED
                                           AUGUST 31, 2005      31, 2004            2005        AUGUST 31, 2004
                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                  $                $                  $                $
         ========================================================================================================
           Net loss as reported                (1,977,312)      (1,960,039)        (741,243)        (807,482)
         --------------------------------------------------------------------------------------------------------
           Add: Stock-based employee               402,853          285,620           13,524           13,904
           compensation included in
           reported net income
         --------------------------------------------------------------------------------------------------------
           Less: Pro forma stock based         (1,813,676)        (318,737)        (504,545)        (125,225)
           compensation expense
         --------------------------------------------------------------------------------------------------------
           Pro forma net loss                  (3,388,135)      (1,993,156)      (1,232,264)        (918,803)
         --------------------------------------------------------------------------------------------------------
           Basic and diluted loss per               (0.06)           (0.07)           (0.02)           (0.03)
           share as reported
         --------------------------------------------------------------------------------------------------------
           Pro forma basic and diluted              (0.11)           (0.07)           (0.04)           (0.03)
           loss per share
         --------------------------------------------------------------------------------------------------------
           Weighted-average common shares       30,878,925       27,329,750       31,809,656       27,939,310
           outstanding
         --------------------------------------------------------------------------------------------------------

The weighted-average fair values of options granted during the six months ended August 31, 2005, where the stock price was greater than the exercise price on the date of grant, was $0.86 per option and the weighted average fair value of options granted where the stock price was equal to the exercise price on the date of grant was $0.51 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

        ---------------------------------------------
        Expected life in years                     2
        ---------------------------------------------
        Risk-free interest rate       3.73% to 4.11%
        ---------------------------------------------
        Volatility                               75%
        ---------------------------------------------
        Dividend yield                           Nil
        ---------------------------------------------

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

Summarized information by segment for the six months ended August 31, 2005 and 2004 and the three months ended August 31, 2005 and 2004 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                               SIX MONTHS                   SIX MONTHS               THREE MONTHS              THREE MONTHS
                          ENDED AUGUST 31, 2005       ENDED AUGUST 31, 2004     ENDED AUGUST 31, 2005         ENDED AUGUST 31,
                              (UNAUDITED)                  (UNAUDITED)               (UNAUDITED)                (UNAUDITED)
                                   $                           $                          $                          $
                         ----------------------------------------------------------------------------------------------------------
                         PRODUCTION  NARROWCASTING  PRODUCTION  NARROWCASTING  PRODUCTION  NARROWCASTING  PRODUCTION  NARROWCASTING
                          SERVICES    AND OTHER      SERVICES    AND OTHER      SERVICES    AND OTHER      SERVICES    AND OTHER
                              $           $             $            $             $            $             $            $
===================================================================================================================================
REVENUES BY SEGMENT:
Revenues from external
customers                   626,471       483,765      396,829       391,762      449,578       255,304      283,676       165,792
Revenues from internal
customers                         -             -            -        13,598            -             -                      4,586
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES              626,471       483,765      396,829       405,360      449,578       255,304      283,676       170,378
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and
amortization                (98,104)     (162,700)     (49,479)     (108,734)     (44,418)      (81,015)        (653)      (67,293)
Interest expense             (2,464)       (5,705)           -             -       (1,508)       (3,928)        (431)       (3,231)
Interest revenue                344             6            -             -           67             4            -            64
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING LOSSES           (144,434)     (840,555)    (228,274)     (566,503)     (13,035)     (477,861)     (14,168)     (430,813)
===================================================================================================================================
PLANT AND EQUIPMENT          73,979       276,848      172,358       568,318       73,979       276,848      172,358       568,318
-----------------------------------------------------------------------------------------------------------------------------------


       -----------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS         SIX MONTHS       THREE MONTHS      THREE MONTHS
          RECONCILIATION TO CONSOLIDATED              ENDED              ENDED              ENDED            ENDED
          REPORTED REVENUES                       AUGUST 31, 2005    AUGUST 31, 2004   AUGUST 31, 2005   AUGUST 31, 2004
                                                    (UNAUDITED)        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
       =================================================================================================================
          Total reportable segments                   1,110,236            802,189           717,985           454,054
          Elimination of inter-segment revenues               -            (13,598)                -            (4,586)
       -----------------------------------------------------------------------------------------------------------------
          TOTAL REPORTED CONSOLIDATED REVENUES        1,110,236            788,591           717,985           449,468
       =================================================================================================================


       --------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED    SIX MONTHS ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED LOSSES FROM              AUGUST 31, 2005     AUGUST 31, 2004
          OPERATIONS BEFORE INCOME TAX                                       (UNAUDITED)         (UNAUDITED)
       ========================================================================================================
          Total reportable segments                                            (984,989)           (794,777)
          Unallocated  corporate expenses (primarily legal and audit fees)     (568,312)           (278,506)
          Stock compensation charges                                           (402,852)           (865,598)
          Amortization of intangible  assets acquired in acquisition of STV     (21,159)            (21,158)
       --------------------------------------------------------------------------------------------------------
          TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS                 (1,977,312)         (1,960,039)
       ========================================================================================================

GEOGRAPHICAL SEGMENTATION OF REVENUES


       ----------------------------------------------------------------------------------------------------------------
          GEOGRAPHICAL SEGMENTATION OF      SIX MONTHS ENDED        SIX MONTHS        THREE MONTHS      THREE MONTHS
          REVENUES                           AUGUST 31, 2005     AUGUST 31, 2004     AUGUST 31, 2005   AUGUST 31, 2004
                                                (UNAUDITED)         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
       ----------------------------------------------------------------------------------------------------------------
          United States                            210,272              91,838            117,337            35,752
          EMEA                                     892,409             665,498            598,336           394,875
          Asia Pacific                               2,590              27,452               (71)            17,026
          Internet sales                             4,965               3,803              2,383             1,815
       ----------------------------------------------------------------------------------------------------------------
          TOTAL                                  1,110,236             788,591            717,985           449,468
       ================================================================================================================

7.      RELATED PARTY TRANSACTIONS

OPTIONS GRANTED TO DIRECTORS AND OFFICERS

The Company has granted options to purchase 942,664 shares to Iolo Jones, President and Chief Executive Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company has granted options to purchase 1,000,000 shares to Steven Crowther, Senior Vice President and Chief Financial Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vest on July 1, 2006. When vested, these options are exercisable until August 11, 2015.

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

The Company has granted options to purchase 1,000,000 shares to Clifford Webb, Chief Operating Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted on August 11, 2005, 500,000 vested immediately and 500,000 vest on January 1, 2006. When vested, these options are exercisable until August 11, 2015.

The Company has granted options to purchase a total of 1,000,000 shares to Jason Jack, Chief Technical Officer, at an exercise price of $1.20 per share. These options were granted on August 11, 2005, 250,000 vested immediately, 250,000 vest on July 1,2006, 250,000 vest on July 1, 2007 and 250,000 vest on July 1, 2008. When vested, these options are exercisable until August 11, 2015.

OPTIONS GRANTED TO EMPLOYEES

The Company has granted options to purchase a total of 350,000 shares to its employees, at an exercise price of $0.50 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

TRANSACTIONS WITH COMPANIES IN WHICH SHAREHOLDERS HOLD AN INTEREST

Paul Robinson, Sales Director until March 10, 2005 and Promoter of Narrowstep Inc., owns 20% of Strella Ltd, a film production company, and has served on its Board since May 2003. Revenues from Strella Ltd, net of credit notes issued, were $8,374 in the three months ended August 31, 2004 and $800 in the six months ended August 31, 2004 and there were no transactions in the three months or six months ended August 31, 2005. The amount receivable from Strella Ltd was $800 as at August 31, 2004 and $45,626 as at August 31, 2005. This amount has been provided for in the allowance for doubtful accounts.

Paul Robinson is also a founder of Mobestar Ltd, a cellular phone-based gaming service company, holds 10% of the shares and serves on its Board. Narrowstep Ltd. was engaged to develop an online software product for Mobestar Ltd, in the year ended February 29, 2004. The agreement with Mobestar Ltd was terminated after a dispute with its Chief Executive Officer. Mobestar Ltd filed a lawsuit against Narrowstep Ltd. for the return of $50,935 in payments and interest paid by Mobestar Ltd against delivery of the planned product asserting that Narrowstep Ltd. did not perform the requisite work. Narrowstep settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005 and has paid the liability in full.

Revenues from Mobestar were $44,120 in the three months ended August 31, 2004 and $113,384, in the six months ended August 31, 2004. The amount receivable was $45,000 as at August 31, 2004. There were no transactions with Mobestar in the six months ended August 31, 2005 and no amount receivable as at August 31, 2005.

Mr. Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the three months ended August 31, 2004 and the six months ended August 31, 2004, the revenues recognized from this transaction were $21,000 and $41,000, respectively, and the amount receivable from The Content Corporation as at August 31 2004 was $5,000. In the three months and six months ended August 31, 2005, The Content Corporation was billed $0 and $3,670 respectively for services provided. These bills have not been paid and hence, the associated revenue has not been recognized. The amount receivable from The Content Corporation as at August 31, 2005 was $136,345. This amount has been provided for in the allowance for doubtful accounts.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. The revenues recognized from this transaction were $11,100 in the three months ended August 31, 2004 and $22,700 in the six months ended August 31, 2004 and the amount receivable from LTR Consultancy as at August 31, 2004 was $32,000. In the three months ended August 31, 2005 and the six months ended August 31, 2005, LTR Consultancy was billed $11,562 and $23,124 for services provided. These bills have not been paid and hence the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at August 31, 2005 was $76,853. This amount has been provided for in the allowance for doubtful accounts.

COMMISSION PAID TO SHAREHOLDERS

The Company paid commissions to certain shareholders for raising funds of $156,273 during the six months ended August 31, 2004 and $328,124 during the six months ended August 31, 2005. There is no outstanding amount payable as at August 31, 2005.

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

COMPARISON OF THE SIX MONTH PERIOD ENDED AUGUST 31, 2005 TO THE SIX MONTH PERIOD ENDED AUGUST 31, 2004.

        REVENUES.

        Revenues for the two operating segments for the six months ended August 31, 2005 and the six months ended August 31, 2004 were as follows:

        --------------------------------- ------------ ----------- ------------ ------------- --------------
                                              SIX                      SIX
                                            MONTHS                   MONTHS
                                             ENDED                    ENDED
                                           AUGUST 31,  PERCENTAGE   AUGUST 31,   PERCENTAGE
                                             2005       OF TOTAL      2004        OF TOTAL      AMOUNT OF
                                          (UNAUDITED)   REVENUES   (UNAUDITED)    REVENUES       INCREASE
                                               $            %            $           %               $
        ================================= ============ =========== ============ ============= ==============
        Production services                   626,471          56      396,829            50        229,642
        Narrowcasting and other               483,765          44      391,762            50         92,003
        --------------------------------- ------------ ----------- ------------ ------------- --------------
        TOTAL REVENUE                       1,110,236         100      788,591           100        321,645
        --------------------------------- ------------ ----------- ------------ ------------- --------------

        PRODUCTION SERVICES. Production services revenues were approximately $626,000 for the six months ended August 31, 2005, an increase of 58% over the comparable period of 2004. The increase is due to revenues from new customers. Production services revenue is seasonal in nature due to a number of customers being engaged in summer sports and quarterly revenue is likely to be lower in the remaining two quarters of the fiscal year.

        NARROWCASTING AND OTHER. Narrowcasting revenues were approximately $484,000 for the six months ended August 31, 2005, an increase of approximately 23%, compared to the comparable period of 2004. This increase in narrowcasting revenues resulted primarily from increased promotional, sales and marketing efforts and the completion of the initial development of our narrowcasting technology. Approximately $78,000 of the 2004 narrowcasting revenue was from related parties, substantially all of which has now either been refunded or remains unpaid. After eliminating related party revenue, underlying sales growth from narrowcasting was approximately 54%.

        COSTS AND EXPENSES. Costs and expenses for the six months ended August 31, 2005 and the six months ended August 31, 2004 were as follows:

        --------------------------------- ------------ ----------- ------------ ------------- --------------
                                              SIX                      SIX
                                            MONTHS                   MONTHS
                                             ENDED     PERCENTAGE     ENDED      PERCENTAGE
                                           AUGUST 31,   OF COSTS    AUGUST 31,    OF COSTS       INCREASE/
                                             2005         AND         2004           AND        (DECREASE)
                                          (UNAUDITED)   EXPENSES   (UNAUDITED)    EXPENSES     IN EXPENSES
                                               $            %            $            %              $
        ================================= ============ =========== ============ ============= ==============
        TOTAL COSTS AND EXPENSES/OTHER:
        Direct costs of revenue               463,163          15      335,643            12        127,520
        Sales and marketing                   178,828           6      153,998             6         24,830
        Software amortization                  64,730           2       47,599             2         17,131
        General, administrative and other   1,956,816          63    1,324,634            48        632,182
        Stock compensation expense            402,852          13      865,598            31       (462,746)
        Amortization of intangibles            21,159           1       21,158             1              1
        --------------------------------- ------------ ----------- ------------ ------------- --------------
        TOTAL                               3,087,548         100    2,748,630           100        338,918
        --------------------------------- ------------ ----------- ------------ ------------- --------------

        COST OF REVENUE. Direct costs of revenue, including the cost of bandwidth, sub-contracted labor and consulting fees, were approximately $463,000 for the six months ended August 31, 2005, an increase of approximately $127,000 compared to approximately $336,000 for the six months ended August 31, 2004.

        Direct costs of revenue as a percentage of total revenue were 42% for the six months ended August 31, 2005, compared to 43% for the comparable period of 2004. We anticipate that direct costs of revenue as a percentage of total revenues will decrease as the mix of business reflects an increasing proportion of narrowcasting revenue, as management focuses on growing this revenue stream.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were approximately $179,000 for the six months ended August 31, 2005, compared to approximately $154,000 for the six months ended August 31, 2004. We plan to increase the level of sales and marketing expenditure over the remainder of the fiscal year but a trend of increasing sales would enable this category of expenditure to decline as a percentage of sales.

        GENERAL, ADMINISTRATIVE AND OTHER EXPENSES. General, administrative and other expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were approximately $1,957,000 for the six months ended August 31, 2005, an increase of approximately $632,000, or 48%, compared to approximately $1,325,000 for the six months ended August 31, 2004. The increase resulted primarily from increases in headcount, as we sought to expand and scale-up our operations, as well as costs associated with becoming a public company. As a percentage of total revenue, general administrative and other expenses increased to 176% of total revenue for the six months ended August 31, 2005, compared to 168% for the comparable period of 2004. We expect general, administrative and other expenses as a percentage of total revenue to decline as revenue increases.

        The breakdown of general, administrative and other expenses for the six months ended August 31, 2005 and August 31, 2004 is as follows:

        --------------------------------------------------- ----------- -------------- ------------- --------------
                                                               SIX                         SIX
                                                              MONTHS      PERCENTAGE      MONTHS       PERCENTAGE
                                                              ENDED       OF GENERAL       ENDED       OF GENERAL
                                                              AUGUST         AND         AUGUST 31,        AND
                                                             31, 2005   ADMINISTRATIVE     2004      ADMINISTRATIVE
                                                            (UNAUDITED)    EXPENSES     (UNAUDITED)     EXPENSES
                                                                $             %             $              %
        =================================================== =========== ============== ============= ==============
        TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
        Wages and salaries                                     755,839             39       447,368             34
        Legal, accounting and audit                            601,370             31       455,932             35
        Depreciation                                           196,074             10       110,614              8
        Foreign exchange losses/(gains)                         22,890              1         1,895              0
        Other                                                  380,643             19       308,825             23
         TOTAL                                               1,956,816            100     1,324,634            100
        --------------------------------------------------- ----------- -------------- ------------- --------------

        STOCK-BASED COMPENSATION EXPENSE. For the six months ended August 31, 2005, we recorded a non-cash charge of approximately $403,000, primarily as a result of granting new stock options to employees and directors. Stock-based compensation expense for the six months ended August 31, 2004 was approximately $866,000, primarily as a result of granting options and issuing discounted shares to employees and directors and the payment in shares to a director for services rendered.

        SOFTWARE DEVELOPMENT. Software development expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the six months ended August 31, 2005, we capitalized approximately $77,000 of software development and amortized approximately $65,000. For the six months ended August 31, 2004, approximately $79,000 of software development was capitalized and $48,000 was amortized. The increase in software development amortization resulted primarily from the increase in the brought forward balance of capitalized costs now subject to amortization.

        INCOME TAXES. We have not generated any taxable income to date, and therefore have not paid any income tax or made any provision for income tax since inception. As at August 31, 2005, we have net tax losses to carry forward of approximately $2,321,000, including approximately $1,515,000 which will remain in place until utilized and $806,000 which will remain in place until utilized or February 2025, whichever is the earlier.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations from inception through private equity financing. From inception through August 31, 2005, we sold an aggregate of 24,848,820 shares of our common stock for gross proceeds of approximately $6,162,000. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our production services equipment. We have incurred significant losses since our inception and, at August 31, 2005, had an accumulated deficit of approximately $10.2 million. As of September 29, 2005 we had cash of approximately $245,000, and available bank overdraft facilities of $54,000.

        Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At August 31, 2005, our current ratio was 0.9, compared to 0.4 at February 28, 2005 and
1.3 at August 31, 2004. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional equity from time to time.

        Net cash provided by financing activities was $2,152,342 for the six months ended August 31, 2005 and $1,260,479 for the comparable period of 2004. Net cash provided by financing activities was $2,086,012 for the year ended February 28, 2005 and $1,794,378 for the prior year ended February 29, 2004. Net cash provided by financing activities for the six months ended August 31, 2005 resulted primarily from the issuance of capital stock to our investors to support our operations. Net cash used in operating activities amounted to $1,499,008 for the six months ended August 31, 2005 and $1,093,605 for the comparable period of 2004. The increase in operating costs was due primarily to additional payroll costs as the Company increased its headcount and legal and audit fees incurred in connection with becoming a public company.

        Net cash used in investing activities was $174,032 for the six months ended August 31, 2005 and $204,041 for the comparable period of 2004. This reduction was mainly due to lower capital expenditures being incurred in the six months ended August 31, 2005.

        As at August 31, 2005, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

        --------------------------------------------------- ------------------
                                                                 AUGUST 31,
                                                                   2005
                                                                (UNAUDITED)
                                                                     $
        =================================================== ==================
        Amounts payable:
        Within 12 months                                               82,104
        Between one year and two years                                  8,130
        Between two years and three years                                   -
        --------------------------------------------------- ------------------
        Total future commitment                                        90,234
        --------------------------------------------------- ------------------
        Less: finance charges allocated to future periods             (3,557)
        --------------------------------------------------- ------------------
        PRESENT VALUE                                                  86,677
        =================================================== ==================

Our cash and cash equivalents as of August 31, 2005 were approximately $562,000 and we had bank overdraft facilities of $107,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2005 and August 31, 2005, the overdraft facilities consisted of $74,000 and $71,000 respectively with Barclays Bank PLC and $36,000 and $36,000 respectively with National Westminster Bank PLC (Natwest). Neither facility was utilized on August 31, 2005. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate is currently 4.5% per annum). The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate is currently 4.5% per annum). The Barclays facility is in the process of being reviewed by the bank and the facility has been reduced to $18,000 as at September 29, 2005. The Natwest facility is reviewable by the bank on May 31, 2006. Based on our business plans and anticipated levels of operation and capital expenditure, we have projected our cash requirement through February, 2006 to be approximately $1,000,000, which will be required to fund our growth and working capital needs. Of this amount, we anticipate that approximately $300,000 will be used for capital expenditures (primarily equipment purchases) necessary to enhance our infrastructure, approximately $500,000 to cover our ongoing need for working capital and approximately $200,000 will be used for professional and other fees.

        We intend to fund these requirements in the remainder of the fiscal year using cash on hand, cash flow from operations, and the sale of debt and/or equity securities. In the six months ended August 31, 2005, we have raised gross proceeds of $2,540,467 through private sales of stock. We intend to raise additional capital through further private financings.

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

We have taken and will continue to take steps to correct the identified material weaknesses and significant deficiencies in our internal controls. We have taken or will take the following actions in respect of each material weakness:

     1. We will introduce procedures and controls to ensure that contracts are signed in a timely manner by all parties concerned and that customers acknowledge when services are delivered. We will be conducting a review of billings each quarter, only recognizing revenues which meet the criteria for recognition under United States Generally Accepted Accounting Principles

     2. Since May 2005, the Chief Financial Officer performs a detailed review of the financial statements to identify any unrecorded accruals for goods and services received but not invoiced, and ensures appropriate adjustments are made. We plan to introduce a purchase order system and controls to ensure that appropriate accruals are made for unmatched purchase orders as at the end of every period.

     3. All control accounts are reconciled on a monthly basis and errors corrected as they are detected.

     4. We are in the process of introducing daily time recording of activities to support the capitalization of software development and to segregate projects into major enhancements and improvements. The Chief Financial Officer ensures that the amount capitalized agrees to the underlying records.

     5. In January 2005, we hired a full time Chief Financial Officer and in October 2005 a Certified Public Accountant as Controller, both based in the United States. We plan to restructure the finance function and relocate corporate accounting to the United States by the end of the calendar year. We also engaged a temporary Controller, based in the UK, to support this transition.

In addition to remedying the identified material weaknesses and significant deficiencies discussed above, we will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 28, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs associated with complying with these requirements, and will be spending, management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot be assured that we will not in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

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

PART II. OTHER INFORMATION


                            ITEM 1 LEGAL PROCEEDINGS

On or about November 25, 2004, a lawsuit was filed against our subsidiary Narrowstep Ltd. in Northampton County Court by Mobestar Ltd seeking damages in the amount of $50,935. Paul Robinson, our former Sales Director and a former member of the Narrowstep board of directors until his resignation on March 10, 2005, is a founder, 10% shareholder and member of the board of directors of Mobestar. The complaint in this action asserted that Narrowstep Ltd. had failed to perform certain work for Mobestar for which it had previously been paid. Narrowstep settled this lawsuit by paying the full amount claimed in installments ending on July 31, 2005.

On March 10, 2005, Narrowstep Ltd. sought collection of a debt of $62,325 from a former customer by serving a Statutory Demand for payment. On March 29, 2005 the former customer responded with a claim for damages arising out of alleged non-performance by Narrowstep Ltd. in the sum of $81,527. The Company views this claim as a device to avoid payment of a debt that is due and completely without merit. The debt of $62,325 and the associated revenue is excluded from the Statement of Operations at August 31, 2005 and no revenue will be recognized until payment is received. The Company does not believe that any provision for the customer's claim should be made. Narrowstep Ltd. is considering the next steps to be taken to recover this debt and the customer has not initiated any legal proceeding in respect of its claim.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2005, Narrowstep sold a total of 1,394,389 shares of its common stock without registering them under the Securities Act of 1933, for an aggregate purchase price of $1,673,266. These sales were made in reliance upon Regulation S to non-U.S. persons in offshore transactions with no directed selling efforts in the United States. In accordance with Regulation S, the certificates evidencing such issuances bore restrictive legends. The Narrowstep bylaws contain a provision requiring refusal of transfers not made in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration.

ITEM 6. EXHIBITS

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


                                   NARROWSTEP INC.


                                   By: /s/ Iolo Jones
                                      ------------------------------------------
Dated:  October 12, 2005              Iolo Jones, President and Chief Executive
                                        Officer


                                   By: /s/ Steven Crowther
                                      ------------------------------------------
Dated:  October 12, 2005              Steven Crowther, Senior Vice President,
                                        Chief Financial Officer, Secretary,
                                        Treasurer and Director (Principal
                                        Financial and Accounting Officer)