Form 10QSB
period 2005-11-30
NARROWSTEP INC
filed 2006-01-12
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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

|X| Yes   |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes   |X| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes   |X| No

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

                                 Not applicable
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of November 30, 2005: 32,718,141 shares of common stock.

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

ITEM 5.         OTHER INFORMATION - NOT APPLICABLE

ITEM 6.         EXHIBITS

SIGNATURES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------- ----------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC.           PAGE
--------------------------------------------------------------------- ----------
CONDENSED consolidated balance sheets as of November 30, 2005
(unaudited) and February 28, 2005                                        F-2
--------------------------------------------------------------------- ----------
CONDENSED consolidated statements of operations for the three months ended November 30, 2005 (unaudited) and 2004 (unaudited)
and the nine months ended November 30, 2005 (unaudited) and
2004 (unaudited)                                                         F-3
--------------------------------------------------------------------- ----------
CONDENSED consolidated statements of other comprehensive loss for the three months ended November 30, 2005 (unaudited) and 2004
(unaudited) and the nine months ended November  30, 2005 (unaudited)
and 2004 (unaudited)                                                     F-4
--------------------------------------------------------------------- ----------
CONDENSED consolidated statement of changes in stockholders' equity
for the nine months ended November 30, 2005 (unaudited)                  F-5
--------------------------------------------------------------------- ----------
CONDENSED consolidated statements of cash flows for the nine months ended November 30, 2005 (unaudited) and the nine months ended
November 30, 2004 (unaudited)                                            F-6
--------------------------------------------------------------------- ----------
NOTES to condensed consolidated financial statements (unaudited)         F-7
--------------------------------------------------------------------- ----------


                                              NARROWSTEP INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------- ------------------- -------------------
                                                                                     NOVEMBER 30, 2005   FEBRUARY 28, 2005
                                                                                       (UNAUDITED)          (NOTE 1.)
                                                                                            $                   $
=================================================================================== =================== ===================
ASSETS
Current assets:
        Cash                                                                                   308,938              58,791
        Accounts receivable, net of allowance for doubtful accounts of $95,687
          at November 30, 2005 and $43,305 at February 28, 2005                                340,566             378,774
        Amounts receivable from related parties, net of allowance for doubtful accounts of $75,208 at November  30, 2005 and  $238,851 at February 28,
          2005                                                                                       -                   -

        Prepaid expenses and other current assets                                               63,923              87,207
----------------------------------------------------------------------------------- ------------------- -------------------
        Total current assets                                                                   713,427             524,772
----------------------------------------------------------------------------------- ------------------- -------------------
Property and equipment, net of accumulated depreciation                                        366,849             551,499
Software development costs, net of accumulated amortization                                    158,510             187,333
Goodwill                                                                                     1,157,581           1,157,581
Intangible assets, net of accumulated amortization                                             123,752             155,488
----------------------------------------------------------------------------------- ------------------- -------------------
TOTAL ASSETS                                                                                 2,520,119           2,576,673
=================================================================================== =================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
        Accounts payable                                                                       818,806             447,381
        Net obligations under capital leases                                                    57,008             109,569
        Accrued expenses and other liabilities                                                 701,600             845,705
----------------------------------------------------------------------------------- ------------------- -------------------
        Total current liabilities                                                            1,577,414           1,402,655
----------------------------------------------------------------------------------- ------------------- -------------------

Net obligations under capital leases - greater than 1 year                                           -              40,284
----------------------------------------------------------------------------------- ------------------- -------------------
Total liabilities                                                                            1,577,414           1,442,939
----------------------------------------------------------------------------------- ------------------- -------------------

STOCKHOLDERS' EQUITY
        Common stock, $0.000001 par value 450,000,000 shares authorized with 32,718,141 issued at November 30, 2005 and 30,375,743 issued at
          February 28, 2005                                                                         32                  30
        Additional paid-in capital                                                           9,939,706           8,111,046
        Deferred stock compensation                                                          2,583,311           1,212,531
        Accumulated deficit                                                                (11,570,781)         (8,204,282)
        Accumulated other comprehensive (loss) income                                           (9,563)             14,409
----------------------------------------------------------------------------------- ------------------- -------------------
        Total stockholders' equity                                                             942,705           1,133,734
----------------------------------------------------------------------------------- ------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2,520,119           2,576,673
=================================================================================== =================== ===================

The accompanying notes are an integral part of these consolidated financial statements.


                                                 NARROWSTEP INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------- --------------------- ------------------- ------------------- -------------------
                                                     Nine months           Nine months        Three months        Three months
                                                        ended                 ended              ended               ended
                                                  November 30, 2005    November 30, 2004   November 30, 2005   November 30, 2004
                                                     (unaudited)           (unaudited)        (unaudited)         (unaudited)
                                                          $                     $                  $                   $
=============================================== ===================== =================== =================== ===================
Revenue:
     Production services                                    865,516             803,816             239,045             406,987
     Narrowcasting and other (including
       related party transactions of $0 in
       the three and nine months ended
       November 30, 2005 and $(24,659) in
       the three months and $141,696 in the
       nine months ended November 30, 2004)               1,023,458             628,058             539,692             236,296
----------------------------------------------- --------------------- ------------------- ------------------- -------------------
     Total revenue                                        1,888,974           1,431,874             778,737             643,283
----------------------------------------------- --------------------- ------------------- ------------------- -------------------

Costs of revenue:
     Direct costs                                           695,953             528,009             232,790             192,366
     Software amortization                                   95,377              76,377              30,646              28,778
----------------------------------------------- --------------------- ------------------- ------------------- -------------------
     Total costs of revenue                                 791,330             604,386             263,436             221,144
----------------------------------------------- --------------------- ------------------- ------------------- -------------------
Gross profit                                              1,097,644             827,488             515,301             422,139
----------------------------------------------- --------------------- ------------------- ------------------- -------------------

Operating expenses:
     Selling, general and administrative
       (including non-cash stock
       compensation expense of  $644,248 for
       the three months and $1,047,100 for
       the nine months ended November 30,
       2005 and $137,439 for the three
       months and $1,003,037 for the nine
       months ended November 30, 2004)                    4,458,304           3,565,974           1,921,189           1,201,733

----------------------------------------------- --------------------- ------------------- ------------------- -------------------
     Total operating expenses                             4,458,304           3,565,974           1,921,189           1,201,733
----------------------------------------------- --------------------- ------------------- ------------------- -------------------
Loss from operations                                     (3,360,660)         (2,738,486)         (1,405,888)           (779,594)
----------------------------------------------- --------------------- ------------------- ------------------- -------------------

Other income                                                    549               1,163                 199                 415
Exchange (losses) income                                     (6,388)               (430)             16,502               1,465
----------------------------------------------- --------------------- ------------------- ------------------- -------------------
Net loss                                                 (3,366,499)         (2,737,753)         (1,389,187)           (777,714)
=============================================== ===================== =================== =================== ===================

Net loss per share - basic and diluted                        (0.11)              (0.10)              (0.04)              (0.03)
Weighted-average number of shares
  outstanding, basic and diluted                         31,814,258          27,736,691          32,673,022          28,559,517
----------------------------------------------- --------------------- ------------------- ------------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                       NARROWSTEP INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

----------------------------- ------------------- ------------------- ------------------- -------------------
                                  Nine months         Nine months         Three months        Three months
                                    ended                ended               ended               ended
                               November 30, 2005   November 30, 2004   November 30, 2005   November 30, 2004
                                  (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                      $                    $                   $                   $
============================= =================== =================== =================== ===================
Net loss                              (3,366,499)         (2,737,753)         (1,389,187)           (777,714)
Foreign currency
  translation adjustment,
  net of tax                             (23,972)            (43,229)             (3,991)             82,987
Comprehensive loss                    (3,390,471)         (2,780,982)         (1,393,178)           (694,727)
----------------------------- ------------------- ------------------- ------------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                  NARROWSTEP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------- ------------- ----------- ------------ -------------- --------------- --------------- --------------
                                                COMMON                                  ACCUMULATED
                                                 STOCK     ADDITIONAL     DEFERRED        OTHER
                                 SHARES OF        PAR       PAID-IN        STOCK       COMPREHENSIVE    ACCUMULATED
                                  COMMON         VALUE      CAPITAL     COMPENSATION   INCOME (LOSS)      DEFICIT         TOTAL
                                   STOCK           $           $             $              $                $              $
=============================== ============= =========== ============ ============== =============== =============== ==============
BALANCES - MARCH 1, 2005          30,375,743          30    8,111,046      1,212,531          14,409      (8,204,282)     1,133,734
Common stock sold in private
  placement, net of expenses
  (unaudited)                      2,087,056           2    2,504,467                                                     2,504,469
Commission paid for private
  placement services
  (including related party
  transactions of $(328,124)
  (unaudited)                                                (675,807)                                                     (675,807)
Fair value of warrants issued
  in connection with private
  placement (unaudited)                                                      323,680                                        323,680
Payment for services in kind
  (unaudited)                        255,342                                 602,200                                        602,200
Net loss for the nine months
  ended November 30, 2005
  (unaudited)                                                                                             (3,366,499)    (3,366,499)
Foreign currency translation
  loss, net of tax (unaudited)                                                               (23,972)                       (23,972)
Stock compensation charge
  (unaudited)                                                                444,900                                        444,900
------------------------------- ------------- ----------- ------------ -------------- --------------- --------------- --------------
BALANCES - NOVEMBER 30, 2005
  (UNAUDITED)                     32,718,141          32    9,939,706      2,583,311          (9,563)    (11,570,781)       942,705
=============================== ============= =========== ============ ============== =============== =============== ==============

The accompanying notes are an integral part of these consolidated financial statements.


                              NARROWSTEP INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------- ------------------- -------------------
                                                        Nine months         Nine months
                                                           ended               ended
                                                     November 30, 2005   November 30, 2004
                                                        (unaudited)         (unaudited)
                                                             $                   $
=================================================== =================== ===================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    (3,366,499)         (2,737,753)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                  379,719             338,659

Loss on disposal of property and  equipment                      5,484                   -

Stock-based compensation expense                             1,047,100           1,003,037

Changes in net cash attributable to changes in operating assets and liabilities:

Accounts receivable                                             38,208            (268,408)

Prepaid expenses and other current assets                       23,284               5,821

Accounts payable, accrued expenses  and other                  227,320             319,394
  liabilities
--------------------------------------------------- ------------------- -------------------
NET CASH USED IN OPERATING ACTIVITIES                       (1,645,384)         (1,339,250)
=================================================== =================== ===================

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                           (111,666)           (240,974)

Payments for software development costs                        (81,235)           (150,467)

Acquisition of Sportshows Television
  Ltd. adjusted for cash acquired                                    -             (18,990)
--------------------------------------------------- ------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                         (192,901)           (410,431)
=================================================== =================== ===================
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                   2,152,342           1,453,025

Repayments on capital leases                                   (92,845)            (52,613)

Borrowings                                                           -            (116,905)
--------------------------------------------------- ------------------- -------------------
NET CASH PROVIDED BY FINANCING  ACTIVITIES                   2,059,497           1,283,507
--------------------------------------------------- ------------------- -------------------

NET INCREASE (DECREASE) IN CASH                                221,212            (466,174)
--------------------------------------------------- ------------------- -------------------

Effect of exchange rates on change in cash                      28,935             (18,746)

--------------------------------------------------- ------------------- -------------------
CASH AT THE BEGINNING OF PERIOD                                 58,791             592,471
--------------------------------------------------- ------------------- -------------------
CASH AT THE END OF PERIOD                                      308,938             107,551
=================================================== =================== ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary for
  obligation paid in shares to principal
  shareholder                                                        -             864,875
--------------------------------------------------- ------------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        NARROWSTEP INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended November 30, 2005, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2005, filed as part of Narrowstep, Inc. and Subsidiaries (the "Company") Special Financial Report under cover of Form 10-KSB for such year.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At November 30, 2005, the Company has an accumulated deficit of approximately $11,571,000, a working capital deficit of approximately $864,000, incurred net losses from operations of approximately $1,389,000 and $3,366,000 for the three and nine months ended November 30, 2005 and generated negative cash flows from operations of approximately $1,645,000 for the nine months ended November 30, 2005. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The current level of revenue being generated is not sufficient to fund current operating costs.

Management recognizes that the Company must generate additional revenue to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base, through increased sales and marketing activity, particularly in the United States. The Company added significant resources to this area of the business in the three months ended November 30, 2005.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or that it will be successful in building its customer base. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      USE OF ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.      STOCKHOLDERS' EQUITY

During the nine months ended November 30, 2005 the Company raised a total $2,504,469, in a series of private equity placements. A total of 2,087,056 shares were issued at a price of $1.20 per share. The Company paid commissions in connection with the private placements in the amount of $352,127.

During the nine months ended November 30, 2005 the Company granted options to purchase 942,664 shares to Iolo Jones, President and Chief Executive Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. These options were granted outside of the Narrowstep Inc. 2004 Stock Plan but, in the 10QSB's for the first two quarters of fiscal 2006, were inadvertently reported as granted us under the 2004 Stock Plan.

During the nine months ended November 30, 2005, the Company granted options to purchase 15,000 shares to an independent contractor for services rendered. These options were granted on March 1, 2005 with an exercise price of $0.50 per share. These options were valued under the provisions of SFAS No. 123 using the Black Scholes model and were accounted for as consultancy expenses and were included in selling, general and administrative expenses for the nine months ended November 30, 2005. These options were valued at $12,150. The following assumptions were used in the Black Scholes option-pricing model:

        --------------------------------------- -------------------
          Expected life                               2 years
        --------------------------------------- -------------------
          Risk free interest rate                      3.73%
        --------------------------------------- -------------------
          Volatility                                    75%
        --------------------------------------- -------------------
          Dividend yield                                0%
        --------------------------------------- -------------------

During the nine months ended November 30, 2005, the Company granted warrants to purchase a total of 550,000 shares to two third parties in consideration for services related to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $282,578. The following assumptions were used in the Black Scholes model:

        --------------------------------------- -------------------
          Expected life                               2 years
        --------------------------------------- -------------------
          Risk free interest rate                      4.02%
        --------------------------------------- -------------------
          Volatility                                    75%
        --------------------------------------- -------------------
          Dividend yield                                0%
        --------------------------------------- -------------------

During the nine months ended November 30, 2005, the Company granted warrants to purchase a total of 80,000 shares to five third parties in consideration for subscribing to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $41,102. The following assumptions were used in the Black Scholes model:

        --------------------------------------- -------------------
          Expected life                               2 years
        --------------------------------------- -------------------
          Risk free interest rate                      4.02%
        --------------------------------------- -------------------
          Volatility                                    75%
        --------------------------------------- -------------------
          Dividend yield                                0%
        --------------------------------------- -------------------

On September 14, 2005 the Company issued a total of 155,342 shares to an independent contractor and individuals as consideration for services rendered. The cost of the shares, determined in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", was $260,975. This has been recorded as compensation expense.

On September 19, 2005 the Company issued a total of 100,000 shares to an independent contractor as consideration for services rendered. The cost of the shares, determined in accordance with EITF 96-18, was $165,000. This has been recorded as compensation expense.

On September 19, 2005, the Company granted warrants to purchase a total of 100,000 shares to an independent contractor for services rendered. These warrants were granted with an exercise price of $1.65 per share and are not exercisable until September 19, 2006. These warrants were valued at $164,076 under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" using the Black Scholes option-pricing model. The following assumptions were used in the Black Scholes model:

        --------------------------------------- -------------------
          Expected life                               2 years
        --------------------------------------- -------------------
          Risk free interest rate                      3.93%
        --------------------------------------- -------------------
          Volatility                                    75%
        --------------------------------------- -------------------
          Dividend yield                                0%
        --------------------------------------- -------------------

4.      Employee Stock Compensation Plans

In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to allow the Company to provide a means by which eligible employees and directors may be given an opportunity to benefit from increases in value of its common shares. The Incentive Plan is administered by the Board of Directors. The Board is empowered to determine from time to time which of the persons eligible under the Incentive Plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the Incentive Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

The Board of Directors has absolute authority on all determinations, interpretations and constructions of the Incentive Plan which shall not be subject to review by any person and shall be final, binding and conclusive on all persons. The Board, at any time, and from time to time, may amend the Incentive Plan, subject to any stockholder approval required by applicable law.

The Company accounts for this plan under the recognition and measurement principles of APB No. 25 "Accounting for Stock Issued to Employees". The following table summarizes activity of the Company's Incentive Plan since February 28, 2005:

        ----------------------------------------- ------------- -------------------
                                                                 WEIGHTED -AVERAGE
                                                    NUMBER OF     EXERCISE PRICE
                                                     SHARES             $
        ========================================= ============= ===================
        Outstanding at February 28, 2005             1,762,252                0.22
        Granted                                      4,393,191                1.15
        Exercised                                            -                   -
        Forfeited                                            -                   -
        ----------------------------------------- ------------- -------------------
        Outstanding at November 30, 2005             6,155,443                0.89
        Shares exercisable at November 30, 2005      3,622,718                0.81
        ----------------------------------------- ------------- -------------------

Of the options outstanding as at November 30, 2005, 560,000 incorporate performance criteria as follows:

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

These options are treated as variable compensatory options under APB No. 25 and the expense is based on the intrinsic value, re-measured at each balance sheet date and spread over the performance period.

Information related to the stock options outstanding as at November 30, 2005 is as follows:

         -------------- --------------- --------------- -----------------------
                                           WEIGHTED -      WEIGHTED - AVERAGE
                                            AVERAGE            REMAINING
            EXERCISE     STOCK OPTIONS     EXERCISE        CONTRACTUAL LIFE
             PRICES       OUTSTANDING        PRICE              (YEARS)
                                               $
         -------------- --------------- --------------- -----------------------
                  0.20       1,592,252            0.20                     3.1
                  0.30         250,000            0.30                     3.1
                  0.40          20,000            0.40                     3.1
                  0.50         400,000            0.50                     4.5
                  1.20       3,300,000            1.20                     9.5
                  1.50         593,191            1.50                     9.9
         -------------- --------------- --------------- -----------------------
                             6,155,443
         ============== =============== =============== =======================

The Company is obliged to provide the expanded disclosures required under SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123" for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings (loss) and earnings (loss) per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

        ----------------------------- ------------------- ------------------- ------------------- -------------------
                                          Nine months         Nine months         Three months        Three months
                                            ended                ended               ended               ended
                                       November 30, 2005   November 30, 2004   November 30, 2005   November 30, 2004
                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                              $                    $                   $                   $
        ============================= =================== =================== =================== ===================
        Net loss as reported                  (3,366,499)         (2,737,753)         (1,389,187)           (777,714)
        ----------------------------- ------------------- ------------------- ------------------- -------------------
        Add:
          Stock-based employee
          compensation included in
          reported net income                    444,900             394,215              54,197             108,595
        ----------------------------- ------------------- ------------------- ------------------- -------------------
        Less: Pro forma stock based
          compensation expense                (2,422,005)           (414,602)           (608,329)            (95,865)
        Pro forma net loss                    (5,343,604)         (2,758,140)         (1,943,319)           (764,984)
        ----------------------------- ------------------- ------------------- ------------------- -------------------
        Basic and diluted loss per
          share as reported                        ($.10)              ($.10)              ($.04)              ($.03)
        ----------------------------- ------------------- ------------------- ------------------- -------------------
        Pro forma basic and diluted
          loss per share                           ($.17)              ($.10)              ($.06)              ($.03)
        ----------------------------- ------------------- ------------------- ------------------- -------------------
        Weighted-average common
          shares outstanding                  31,814,258          27,736,691          32,673,022          28,559,517
        ----------------------------- ------------------- ------------------- ------------------- -------------------

The weighted-average fair value of options granted during the nine months ended November 30, 2005, where the stock price was greater than the exercise price on the date of grant, was $0.88 per option and the weighted average fair value of options granted where the stock price was equal to the exercise price on the date of grant was $0.53 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

        ------------------------------- --------------
        Expected life in years                       2
        ------------------------------- --------------
        Risk-free interest rate         3.73% to 4.46%
        ------------------------------- --------------
        Volatility                                 75%
        ------------------------------- --------------
        Dividend yield                             Nil
        ------------------------------- --------------

5.      Reportable Segments

Narrowstep Inc. manages its business as two main segments, "Narrowcasting", i.e. the provision of television channels to niche audiences globally, and "Production Services", which is the production of specialized programming, including sailing and extreme sport activities.

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources based on these segments. Management believes that segment-operating income (loss) is an appropriate measure of evaluating the operational performance of the Company's segments.

Summarized information by segment for the nine months ended November 30, 2005 and 2004 and the three months ended November 30, 2005 and 2004 is as follows:

--------------------- -------------------------- -------------------------- -------------------------- --------------------------
                           NINE MONTHS ENDED         NINE MONTHS ENDED          THREE MONTHS ENDED        THREE MONTHS ENDED
                           NOVEMBER 30, 2005         NOVEMBER 30, 2004           NOVEMBER 30, 2005         NOVEMBER 30, 2004
                              (UNAUDITED)               (UNAUDITED)                (UNAUDITED)                (UNAUDITED)

                      ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------
                                      NARROW-                    NARROW-                    NARROW-                    NARROW-
                       PRODUCTION     CASTING     PRODUCTION     CASTING     PRODUCTION     CASTING     PRODUCTION     CASTING
                        SERVICES     AND OTHER     SERVICES     AND OTHER     SERVICES     AND OTHER     SERVICES     AND OTHER
                            $            $             $            $             $            $             $            $
===================== ============ ============= ============ ============= ============ ============= ============ =============
REVENUES BY SEGMENT:
Revenues from
  external customers     865,516     1,023,458      803,816       628,058      239,045      539,692       406,987       236,296
Revenues from
  internal customers           -             -            -        13,191            -            -             -          (407)
--------------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------
TOTAL REVENUES           865,516     1,023,458      803,816       641,249      239,045      539,692       406,987       235,889
--------------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------
Depreciation and        (102,060)     (245,922)     (96,833)     (210,088)      (3,956)     (83,222)      (47,354)     (101,304)
  amortization
Interest expense          (5,796)       (7,296)      (7,973)       (7,421)      (3,332)      (1,591)       (7,973)       (7,421)
Interest revenue             514            35            -         1,163          170           29             -           415
--------------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------
OPERATING LOSSES        (253,516)   (1,287,401)    (311,004)     (928,520)    (109,082)    (446,846)      (82,730)     (362,017)
===================== ============ ============= ============ ============= ============ ============= ============ =============
PLANT AND EQUIPMENT       66,211       300,639      146,435       415,387       66,211      300,638       146,435       415,387
--------------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------

       --------------------------------------------- --------------- --------------- --------------- ---------------
                                                       NINE MONTHS     NINE MONTHS    THREE MONTHS    THREE MONTHS
          RECONCILIATION TO CONSOLIDATED                  ENDED           ENDED          ENDED           ENDED
          REPORTED REVENUES                            NOVEMBER 30,    NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,
                                                          2005             2004           2005            2004
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                            $                $              $               $
       ============================================= =============== =============== =============== ===============
          Total reportable segments                     1,888,974        1,445,065         778,737         642,876
          Elimination of inter-segment revenues                 -          (13,191)              -             407
       --------------------------------------------- --------------- --------------- --------------- ---------------
          TOTAL REPORTED CONSOLIDATED REVENUES          1,888,974        1,431,874         778,737         643,283
       ============================================= =============== =============== =============== ===============

       --------------------------------------------------------- --------------- ---------------
                                                                   NINE MONTHS    NINE MONTHS
                                                                      ENDED          ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED LOSSES FROM      NOVEMBER 30,    NOVEMBER 30,
          OPERATIONS BEFORE INCOME TAX                                 2005           2004
                                                                   (UNAUDITED)     (UNAUDITED)
                                                                        $               $
       ========================================================= =============== ===============
          Total reportable segments                                  (1,540,917)     (1,239,525)
          Unallocated corporate expenses (primarily legal and
           audit fees)                                                 (746,745)       (463,453)
          Stock compensation charges                                 (1,047,100)     (1,003,037)
          Amortization of intangible assets acquired in
           acquisition of STV                                           (31,737)        (31,738)
       --------------------------------------------------------- --------------- ---------------
          TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS         (3,366,499)     (2,737,753)
       ========================================================= =============== ===============

GEOGRAPHICAL SEGMENTATION OF REVENUES

    ------------------------------------- --------------- --------------- --------------- ---------------
                                            NINE MONTHS     NINE MONTHS    THREE MONTHS    THREE MONTHS
                                               ENDED           ENDED          ENDED           ENDED
     GEOGRAPHICAL SEGMENTATION REVENUES     NOVEMBER 30,    NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,
                                               2005             2004           2005            2004
                                            (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                 $                $              $               $
    ------------------------------------- --------------- --------------- --------------- ---------------
     Americas                                  276,899          101,388          66,627          59,123

     Europe, Middle East, Africa             1,583,742        1,284,893         691,333         569,822

     Asia Pacific                                5,259           45,593           2,669          18,141

     Internet sales                             23,074                -          18,108          (3,803)
    ------------------------------------- --------------- --------------- --------------- ---------------
     TOTAL                                   1,888,974        1,431,874         778,737         643,283
    ===================================== =============== =============== =============== ===============

6.      Related Party Transactions

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

The Company has granted options to purchase 100,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. On October 18, 2005, the Company granted Dennis Edmonds additional options to purchase 27,957 shares, at an exercise price of $1.50 per share. These options vested immediately on October 18, 2005 and are exercisable until October 18, 2015.

The Company has granted options to purchase 1,000,000 shares to Clifford Webb, Chief Operating Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted on August 11, 2005. 500,000 vested immediately and 500,000 vest on January 1, 2006. When vested, these options are exercisable until August 11, 2015.

The Company has granted options to purchase a total of 1,000,000 shares to Jason Jack, Chief Technical Officer, at an exercise price of $1.20 per share. These options were granted on August 11, 2005. 250,000 vested immediately, 250,000 vest on July 1, 2006, 250,000 vest on July 1, 2007 and 250,000 vest on July 1, 2008. When vested, these options are exercisable until August 11, 2015.

The Company has granted options to purchase 65,234 shares to Peter Siddall, Chairman of the Board of Directors, at an exercise price of $1.50 per share. These options were granted and vested immediately on October 18, 2005 and are exercisable until October 18, 2015.

OPTIONS GRANTED TO EMPLOYEES

The Company granted options to purchase a total of 350,000 shares to its employees, at an exercise price of $0.50 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.

The Company granted options to purchase a total of 100,000 shares to its employees on October 18, 2005. Of the options, 50,000 shares vested immediately at an exercise price of $0.50 per share and 25,000 vested immediately at an exercise price of $1.50 per share. The remaining 25,000 options were granted at an exercise price of $1.50 per share and will vest on April 1, 2006. These options are exercisable until October 18, 2010.

The Company has granted options to purchase a total of 450,000 shares to its employees at an exercise price of $1.50 per share. These options were granted on November 15, 2005. 230,000 shares vested immediately, 100,000 vest on January 1, 2006, 100,000 vest on February 1, 2006 and the remaining 20,000 vest on March 1, 2006. These options are exercisable until November 15, 2015.

TRANSACTIONS WITH COMPANIES IN WHICH SHAREHOLDERS HOLD AN INTEREST

Paul Robinson, Sales Director until March 10, 2005 and a promoter of Narrowstep Inc., owns 20% of Strella Ltd, a film production company, and has served on its Board since May 2003. Revenues from Strella Ltd, net of credit notes issued, were $12,836 in the three months ended November 30, 2004 and $13,636 in the nine months ended November 30, 2004 and there were no transactions in the three months or nine months ended November 30, 2005. The amount receivable from Strella Ltd was $41,153 as of November 30, 2004. This amount was provided for in the allowance for doubtful accounts at February 28, 2005 and was written off as a bad debt in the three months ended November 30, 2005.

Paul Robinson is also a founder of Mobestar Ltd, a cellular phone-based gaming service company, holds 10% of the shares of Mobestar Ltd and serves on its Board. Narrowstep Ltd. was engaged to develop an online software product for Mobestar Ltd, in the year ended February 29, 2004. The agreement with Mobestar Ltd was terminated after a dispute with its Chief Executive Officer. Mobestar Ltd filed a lawsuit against Narrowstep Ltd. for the return of $50,935 in payments and interest paid by Mobestar Ltd against delivery of the planned product asserting that Narrowstep Ltd. did not perform the requisite work. Narrowstep Ltd settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005 and has paid the liability in full.

Revenues from Mobestar Ltd were $11,606 in the three months ended November 30, 2004 and $125,000, in the nine months ended November 30, 2004. There were no transactions with Mobestar Ltd in the nine months ended November 30, 2005 and there was no amount receivable as of November 30, 2005 and November 30, 2004.

Paul Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the three months ended November 30, 2004 and the nine months ended November 30, 2004, the revenues recognized from this transaction were approximately $65,000 and $106,000, respectively, and the amount receivable from The Content Corporation as of November 30, 2004 was approximately $86,000. In the three months and nine months ended November 30, 2005, The Content Corporation was billed $0 and $3,670 respectively for services provided. These bills have not been paid and hence, the associated revenue has not been recognized to income, but has been recorded as deferred revenue. The amount receivable from The Content Corporation as of February 28, 2005 was $99,397. This amount was provided for in the allowance for doubtful accounts as of February 28, 2005 and was written off as a bad debt in the three months ended November 30, 2005.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. The revenues recognized from this transaction were $9,100 in the three months ended November 30, 2004 and $13,600 in the nine months ended November 30, 2004 and the amount receivable from LTR Consultancy as at November 30, 2004 was $46,000. In the three months ended November 30, 2005 and the nine months ended November 30, 2005, LTR Consultancy was billed $11,437 and $34,311, respectively for services provided. These bills have not been paid and hence the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at November 30, 2005 was $75,209. This amount has been provided for in the allowance for doubtful accounts. In both the three months ended November 30, 2005 and the nine months ended November 30, 2005, LTR Consultancy earned re-seller commissions of $9,836. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at November 30, 2005 in the amount of $9,836.

Pursuant to an Investor Relations Agreement with the Company, in both the three months ended November 30, 2005 and the nine months ended November 30, 2005, John Goedegeburre earned fees for investor relations services of $49,016. Of these fees, $29,121 was unpaid as of November 30, 2005.

Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in the three months and nine months ended November 30, 2005, SLP Productions billed the Company $9,000 and $27,000 respectively for consultancy services. Of these fees, $9,000 was unpaid as of November 30, 2005.

COMMISSION PAID TO SHAREHOLDERS

The Company paid commissions to certain shareholders for raising funds of $156,273 during the nine months ended November 30, 2004 and $328,124 during the nine months ended November 30, 2005. There is no outstanding amount payable in connection with these commissions as of November 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, in the discussion under the caption "Management's Discussion and Analysis of the Results of Operations." Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services,
(iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our dependence upon significant customers, our inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in the most recent Registration Statement on Form SB-2 that we have filed with the Securities and Exchange Commission.

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

COMPARISON OF THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2005 TO THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2004.

        REVENUES.

        Revenues for the two operating segments for the nine months ended November 30, 2005 and the nine months ended November 30, 2004 were as follows:

        -------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
                                      NINE MONTHS                      NINE MONTHS
                                         ENDED                            ENDED
                                      NOVEMBER 30,     PERCENTAGE      NOVEMBER 30,      PERCENTAGE
                                          2005          OF TOTAL           2004           OF TOTAL        PERCENTAGE
                                      (UNAUDITED)       REVENUES       (UNAUDITED)        REVENUES         INCREASE
                                           $                %               $                 %                %
        ========================== ================ ================ ================ ================ ================
        Production services               865,516              46           803,816               56               8
        Narrowcasting and other         1,023,458              54           628,058               44              63
        -------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
        TOTAL REVENUE                   1,888,974             100         1,431,874              100              32
        -------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

        PRODUCTION SERVICES. Production services revenues were approximately $865,000 for the nine months ended November 30, 2005, an increase of 8% over the comparable period of 2004. The increase is due to revenues from new customers. Production services revenue is seasonal in nature due to a number of customers being engaged in summer sports and quarterly revenue is likely to be lower in the last quarter of the fiscal year.

        NARROWCASTING AND OTHER. Narrowcasting and other revenues were approximately $1,023,000 for the nine months ended November 30, 2005, an increase of approximately 63%, compared to the comparable period of 2004. This increase in narrowcasting and other revenues resulted from the addition of new customers, including one time revenue of approximately $160,000 from the set up of a new customer, in the three months ended November 30, 2005. Approximately $142,000 of the 2004 narrowcasting revenue was from related parties, substantially all of which has now either been refunded or remains unpaid. After eliminating related party revenue, underlying sales growth from narrowcasting was approximately 110% from the nine months ended November 30, 2004 to the nine months ended November 30, 2005.

        COSTS AND EXPENSES. Costs and expenses for the nine months ended November 30, 2005 and the nine months ended November 30, 2004 were as follows:

        ------------------------------------- ------------- ------------- ------------- ------------- -------------
                                               NINE MONTHS                 NINE MONTHS
                                                  ENDED      PERCENTAGE       ENDED       PERCENTAGE
                                               NOVEMBER 30,   OF COSTS     NOVEMBER 30,    OF COSTS     INCREASE/
                                                   2005         AND           2004           AND       (DECREASE)
                                               (UNAUDITED)    EXPENSES     (UNAUDITED)     EXPENSES    IN EXPENSES
                                                    $            %             $              %             $
        ===================================== ============= ============= ============= ============= =============
        TOTAL COSTS AND EXPENSES/OTHER:
        Direct costs of revenue                    695,953           13%       528,009           13%       167,944
        Sales and marketing                        336,461            6%       239,270            6%        97,191
        Software amortization                       95,377            2%        76,377            2%        19,000
        General, administrative and other        3,043,006           58%     2,291,929           54%       751,077
        Stock compensation expense               1,047,100           20%     1,003,037           24%        44,063
        Amortization of intangibles                 31,737            1%        31,738            1%            (1)
        ------------------------------------- ------------- ------------- ------------- ------------- -------------
        TOTAL                                    5,249,634          100%     4,170,360          100%     1,079,274
        ------------------------------------- ------------- ------------- ------------- ------------- -------------

        COST OF REVENUE. Direct costs of revenue, including the cost of bandwidth, sub-contracted labor and consulting fees, were approximately $696,000 for the nine months ended November 30, 2005, an increase of approximately $168,000 compared to approximately $528,000 for the nine months ended November 30, 2004. This increase was due to higher bandwidth costs, commensurate with the additional channels in operation and other cost increases supporting higher sales.

        Direct costs of revenue as a percentage of total revenue were 37% for the nine months ended November 30, 2005 and 37% for the comparable period of 2004. We anticipate that direct costs of revenue as a percentage of total revenues will decrease as the mix of business reflects an increasing proportion of narrowcasting revenue, as management focuses on growing this revenue stream. Incremental direct costs, mainly bandwidth, are much lower to support the expansion of the narrowcasting business than for production services.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were approximately $336,000 for the nine months ended November 30, 2005, compared to approximately $239,000 for the nine months ended November 30, 2004. We continue to increase our sales and marketing resources and had seven dedicated employees in the sales and marketing department as of November 30, 2005.

        GENERAL, ADMINISTRATIVE AND OTHER EXPENSES. General, administrative and other expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were approximately $3,043,000 for the nine months ended November 30, 2005, an increase of approximately $751,000, or 33%, compared to approximately $2,292,000 for the nine months ended November 30, 2004. The increase resulted primarily from increases in personnel headcounts, as we sought to expand and scale-up our operations, as well as costs associated with becoming a public company. As a percentage of total revenue, general administrative and other expenses increased to 161% of total revenue for the nine months ended November 30, 2005, compared to 160% for the comparable period of 2004. The breakdown of general, administrative and other expenses for the nine months ended November 30, 2005 and November 30, 2004 is as follows:

        ------------------------------------------- ---------------- ---------------- ---------------- ----------------
                                                       NINE MONTHS      PERCENTAGE      NINE MONTHS       PERCENTAGE
                                                          ENDED         OF GENERAL         ENDED          OF GENERAL
                                                       NOVEMBER 30,        AND          NOVEMBER 30,         AND
                                                           2005       ADMINISTRATIVE        2004        ADMINISTRATIVE
                                                       (UNAUDITED)       EXPENSES       (UNAUDITED)        EXPENSES
                                                            $               %                $                %
        =========================================== ================ ================ ================ ================
        TOTAL GENERAL, ADMINISTRATIVE AND OTHER
        EXPENSES:
        Wages and salaries                                1,187,124              39           672,908               29
        Legal, accounting and audit                         806,784              27           757,149               33
        Depreciation                                        252,605               8           230,544               10
        Other                                               796,493              26           631,328               28
         TOTAL                                            3,043,006             100         2,291,929              100
        ------------------------------------------- ---------------- ---------------- ---------------- ----------------

        STOCK-BASED COMPENSATION EXPENSE. For the nine months ended November 30, 2005, we recorded a non-cash charge of approximately $1,047,000, primarily as a result of granting new stock options to employees and directors and payment in shares and warrants to third parties for services rendered. Stock-based compensation expense for the nine months ended November 30, 2004 was approximately $1,003,000, primarily as a result of granting options and issuing discounted shares to employees and directors and the payment in shares to a director for services rendered.

        SOFTWARE DEVELOPMENT. Software development expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the nine months ended November 30, 2005, we capitalized approximately $81,000 of software development and amortized approximately $95,000. For the nine months ended November 30, 2004, approximately $150,000 of software development was capitalized and $76,000 was amortized. The increase in software development amortization resulted primarily from the increase in the brought forward balance of capitalized costs now subject to amortization. In the current fiscal year, we have devoted more of our resources to improving our products and, as a result, have capitalized fewer costs related to major enhancements.

        INCOME TAXES. We have not generated any taxable income to date, and therefore have not paid any income tax or made any provision for income tax since inception. As at November 30, 2005, we have net tax losses to carry forward of approximately $2,343,000, including approximately $1,596,000 which will remain in place until utilized and $747,000 which will remain in place until utilized or February 2025, whichever is the earlier.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations from inception through private sales of stock. From inception through November 30, 2005, we sold an aggregate of 27,743,210 shares of our common stock for gross proceeds of approximately $7,834,000. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our production services equipment. We have incurred significant losses since our inception and, at November 30, 2005, had an accumulated deficit of approximately $11.6 million. As of January 3, 2006 we had cash of approximately $202,000 and available bank overdraft facilities of $54,000.

        Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At November 30, 2005, our current ratio was 0.5, compared to 0.4 at February 28, 2005 and 1.3 at November 30, 2004. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional equity from time to time.

        Net cash provided by financing activities was $2,049,497 for the nine months ended November 30, 2005 and $1,283,507 for the comparable period of 2004. Net cash provided by financing activities for the nine months ended November 30, 2005 resulted primarily from the issuance of capital stock to our investors to support our operations. Net cash used in operating activities amounted to $1,645,384 for the nine months ended November 30, 2005 and $1,339,250 for the comparable period of 2004. The increase in operating costs was due primarily to additional payroll costs as the Company increased its headcount and legal and audit fees incurred in connection with becoming a public company.

        Net cash used in investing activities was $192,901 for the nine months ended November 30, 2005 and $410,431 for the comparable period of 2004. This reduction was mainly due to lower software capitalization and computer equipment purchases being incurred in the nine months ended November 30, 2005.

        As at November 30, 2005, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

    --------------------------------------------------- ---------------
                                                          NOVEMBER 30,
                                                              2005
                                                           (UNAUDITED)
                                                                $
    =================================================== ===============
    Amounts payable:
    Within 12 months                                           58,946
    Between one year and two years                                  0
    Between two years and three years                               -
    --------------------------------------------------- ---------------
    Total future commitment                                    58,946
    --------------------------------------------------- ---------------

    Less: finance charges allocated to future periods          (1,938)
    --------------------------------------------------- ---------------
    PRESENT VALUE                                              57,008
    =================================================== ===============

Our cash and cash equivalents as of November 30, 2005 were approximately $309,000 and we had bank overdraft facilities of $54,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually renewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2005 and November 30, 2005, the overdraft facilities consisted of $74,000 and $18,000 respectively with Barclays Bank PLC and $36,000 and $36,000 respectively with National Westminster Bank PLC (Natwest). Neither facility was utilized as of November 30, 2005. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate is currently 4.5% per annum). The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate is currently 4.5% per annum). A temporary increase in the Barclays facility was removed by the bank and the facility was reduced to $18,000 as at September 29, 2005. The Natwest facility is reviewable by the bank on May 31, 2006. Based on our business plans and anticipated levels of operation and capital expenditures, we anticipate that our cash requirement through November 30, 2006 will be approximately $2,700,000, in order to fund our growth and working capital needs. Of this amount, we anticipate that approximately $400,000 will be used for capital expenditures (primarily equipment purchases) necessary to enhance our infrastructure, approximately $1,200,000 to cover our ongoing need for working capital, approximately $700,000 for enhanced sales, technical and administrative support and approximately $400,000 will be used for professional and other fees associated with being a public company.

        We intend to fund these requirements using cash on hand, cash flow from operations, and the sale of debt and/or equity securities. In the nine months ended November 30, 2005, we have raised net proceeds of $2,504,469 through the private sale of stock. We intend to raise additional capital through further private financings, although no assurance can be given that we will be successful in these efforts.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, based on material weaknesses in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. We have supplemented our finance team, including adding additional accounting resource in the United States.

Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On June 30, 2005, in connection with its audit of our consolidated financial statements for the year ended February 28, 2005, Ernst & Young LLP, our independent registered public accounting firm (at that time), informed us and our Audit Committee of certain deficiencies in our internal controls over financial reporting that they considered to be material weaknesses and significant deficiencies. The material weaknesses are as follows:

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

We have taken and will continue to take steps to correct the identified material weaknesses and significant deficiencies in our internal controls. We have taken or will take the following actions in respect of each material weakness:

        1. We will introduce procedures and controls to ensure that contracts are signed in a timely manner by all parties concerned and that customers acknowledge when services are delivered. We are conducting a review of billings each quarter, only recognizing revenues which meet the criteria for recognition under United States Generally Accepted Accounting Principles.

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

        5. In January 2005, we hired a full time Chief Financial Officer and in October 2005 a Certified Public Accountant as Controller, both based in the United States. We have restructured the finance function and relocated corporate accounting to the United States. We also engaged a temporary Controller, based in the UK, to support this transition. He completed this assignment on November 30, 2005.

In addition to remedying the identified material weaknesses and significant deficiencies discussed above, we will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 28, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs associated with complying with these requirements, and will be spending management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot be sure that we will not in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

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


ITEM 1. LEGAL PROCEEDINGS

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

On March 10, 2005, Narrowstep Ltd. sought collection of a debt of $62,325 from a former customer by serving a Statutory Demand for payment. On March 29, 2005 the former customer responded with a claim for damages arising out of alleged non-performance by Narrowstep Ltd. in the sum of $81,527. The Company views this claim as a device to avoid payment of a debt that is due and completely without merit. The debt of $62,325 and the associated revenue is excluded from the Statement of Operations at November 30, 2005 and the Company wrote off the debt in the three months ended November 30, 2005. The customer has not initiated any legal proceeding in respect of its claim, and the Company does not believe any provision should be made.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 14, 2005, 109,517 shares of common stock were granted to vFinance Investments Inc., 31,068, shares of common stock were granted to Carmelo Troccoli, an employee of vFinance Investments and 14,757 shares of common stock were granted to Jonathan Rich, an employee of vFinance Investments. These shares were granted pursuant to a consultancy agreement between Narrowstep Inc. and vFinance Investments Inc. of the same date. The issuances were made in reliance on Section 4(2) of the Securities Act.

Effective September 19, 2005, 100,000 shares of common stock and warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.01 per share were granted to Rhone International Consulting LLC pursuant to an investor relations agreement with Narrowstep Inc. of the same date. The issuances were made in reliance on Section 4(2) of the Securities Act.


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


                                     NARROWSTEP INC.



                                     By: /s/ Iolo Jones
                                         ---------------------------------------
Dated:  January 11, 2006                 Iolo Jones, President and
                                           Chief Executive Officer



                                     By: /s/ Steven Crowther
                                         ---------------------------------------
Dated:  January 11, 2006                 Steven Crowther, Senior Vice President,
                                           Chief Financial Officer, Secretary,
                                           Treasurer and Director (Principal
                                           Financial and Accounting Officer)