Form 10KSB
period 2006-02-28
NARROWSTEP INC
filed 2006-04-26
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NO. 333-108632

                                 NARROWSTEP INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

                               011 44 20 7731 4242
                           (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:  NONE

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined under Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for the year ended February 28, 2006:   $2,706,262

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer on April 24, 2006, based on the average of the closing bid and asked price of the issuer's Common Stock on such date as reported on the OTC Bulletin Board, was $15,128,503.

At April 24, 2006, 45,136,474 shares of the issuer's Common Stock, par value $0.000001 per share, were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                                                    NARROWSTEP INC.

                                              ANNUAL REPORT ON FORM 10-KSB
                                              YEAR ENDED FEBRUARY 28, 2006

                                                   TABLE OF CONTENTS


                                                                                                               PAGE NO.
                                                         PART I

Item 1.     DESCRIPTION OF BUSINESS                                                                                1

Item 2.     DESCRIPTION OF PROPERTY                                                                               13

Item 3.     LEGAL PROCEEDINGS                                                                                     13

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   14

                                                        PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                              15

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                             17

Item 7.     FINANCIAL STATEMENTS                                                                                  34

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                  34

Item 8A.    CONTROLS AND PROCEDURES                                                                               35

Item 8B.    OTHER INFORMATION                                                                                     36

                                                        PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT                                                                     37

Item 10.    EXECUTIVE COMPENSATION                                                                                45

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS        47

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                        49

Item 13.    EXHIBITS                                                                                              50

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                54

                                                           i

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as "may," "might," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services,
(iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon significant customers, inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Management's Discussion and Analysis or Plan of Operation--Risk Factors" and elsewhere in this report.

Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. We disclaim any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise unless required to do so under applicable federal securities laws.

Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Management's Discussion and Analysis or Plan of Operation--Risk Factors" in this report, our financial statements and the related notes thereto in this report, and other documents we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Narrowstep is a pioneer in the field of internet-based video content delivery. Our mission is to host a global marketplace in which we enable our customers to distribute channels of video-based content, and provide related services, over the internet. Our system, which we have termed the Television Operating System - telvOS, provides comprehensive delivery of video content and television-like programming to mobile, wireless, internet, broadband and broadcast services. Our system provides a platform to enable owners and users of video content to reach new and untapped audiences by "narrowcasting" - targeting delivery of specific content to interested groups. Narrowcasting provides new business opportunities for content providers to build commercial channels by creating a new model for delivering content. In addition to enabling delivery of content, the Narrowstep platform enables our clients to commercialize video-based content. This can be achieved through directed advertising, sponsorship, pay-per-view, subscription, the aggregated charging for use of a facility (microcharging) and/or ecommerce.

MARKET OVERVIEW

We believe the media industry is in the process of a fundamental transformation. The delivery of video content, which previously has been dominated by television, is facing the same changes that publishing faced in the 1980s - desktop video, lower production costs and easier distribution are changing the marketplace just as desktop publishing changed the publishing world forever.

Traditional distribution of video content on terrestrial bands, satellite and cable is now augmented by broadband distribution on the internet. This model may fragment further as wireless and mobile networks provide newer and more efficient distribution for video content through the delivery of television signals over the internet, or -TV over IP. Our goal is to establish our platform as the de facto standard for building TV over IP channels and delivering video content over broadband, mobile and wireless networks.

The delivery of video content over the internet is an effective means of providing entertainment and information and has a multitude of applications. Internet-based distribution of video content creates possibilities for directed programming not usually feasible in traditional broadcasting. Narrowcasting describes a field that is evolving due to a number of factors which we believe are changing the traditional broadcast model:

     o NEW TECHNOLOGY. The internet and mobile communications are two media that have taken marketshare from traditional TV viewing in recent years. Increasingly, video content is being made available over these media.

     o PROLIFERATION OF CHANNELS. Content owners are able to access viewers through distribution on cable, satellite and digital services. The number of traditional channels increased markedly over the last 20 years as these distribution media were exploited. The internet offers a further distribution medium with launch costs significantly lower than for a new cable or satellite channel.

     o TARGETED MARKETING. We believe that marketers are looking to move past seeking to reach broad, mass markets. We believe that content providers and advertisers are increasingly seeking to segment and target their markets.

Narrowstep was formed to provide content delivery solutions for targeted video programming through an internet-based delivery solution. Traditional delivery of video content is largely achieved through the transmission of content over mass market media such as terrestrial transmission, satellite and cable systems based on a "play once, view anywhere" model. Traditional broadcasting relies on diary entries made by small samplings of viewers in order to gauge viewing habits and trends. These entries are then compiled into viewing surveys by market research agencies such as Nielson and BARB in an effort to extrapolate audience measurement and viewing trends among various populations. These technologies and the commercial model which pays for the deployment of traditional television stations requires the delivery of mass market audiences, since advertisers pay for audience delivery.

Using internet protocol technology and our content delivery solutions, it is possible to identify all individual viewers of content by location, using their internet addresses, and by subject interest, by recording the viewer's viewing habits. In addition, it is also possible to require a viewer to register and provide additional detail in order to access content. As a result, content providers can target delivery of video content to specific individuals or groups of individuals. Since the internet is available globally unlike most traditional broadcasting mechanisms which are generally limited to geographical regions, targeted audiences can also be aggregated across the world providing a means of grouping a desired audience in sufficient numbers to make directed content economically viable. The deployment of a globally available channel on Narrowstep's telvOS platform can take less than a day and cost under $200,000 a year to operate, whereas the global deployment of a traditional channel such as CNN has involved many years' investment in complex distribution agreements at a considerably higher cost.

Narrowstep's primary marketplace is in the delivery of broadband TV over IP. Broadband is experiencing explosive growth. More than two-thirds of all active U.S. Web users now connect via broadband, according to the latest data from Nielsen/NetRatings. Some 68 percent of Web users were broadband surfers in February 2006, equal to 95.5 million people, up from only 33 percent of the online population three years ago. Climbing broadband usage translated into more time spent online, clocking in at 30.5 hours per month in February 2006, compared to 25.5 hours per user three years earlier.

We believe that the provision of broadband content will be a fast-growth market in media and technology. In addition, other network delivery systems such as wireless and mobile will also provide considerable market opportunities beyond the growth of broadband, providing longevity to our plans and business model. The increasing availability of bandwidth, combined with the significantly cheaper costs of internet transmission as compared with traditional satellite and cable televisions, as well as the potential to reach a greater number of viewers due to its global accessibility, are creating a market for internet-based video content which we believe is attractive to content providers, channel producers, and advertisers.

PRODUCTS AND SERVICES

We provide a range of products and services based on our core technology platform, telvOS. This is a comprehensive video and audio management and playout system. It facilitates making video and audio content available as a live stream, distributing images of live events over the network; as highlights, or video on demand; as searchable content from an archive; and as a 24 x 7 stream, like television. A video stream is not downloaded to the viewer's computer, rather it is made available as a continuously playing service, similar to traditional broadcast television.

From the telvOS platform, content can be made available to the internet, broadband services, cable and satellite, mobile networks, wireless systems, and to digital signage, point of sale and point of information displays. All elements can be controlled in real time from a web-based interface. The service can be commercialized using pay-per-view, subscription, microcharging, content syndication, advertising, sponsorship and ecommerce functions, and can be controlled and changed in real time. It also provides full real time monitoring and statistical feedback to the channel operator.

The following schematic shows the process flow from inputting and encoding content to ultimately delivering and commercializing a channel using Narrowstep's full range of products and services:




                                   [PICTURE]




     o VLIPSYNC ENCODER. Our Vlipsync Encoder provides direct encoding capability for video content and attaches to a client's edit machine or network. Video files are simply `dropped' by the client onto the Vlipsync Encoder and the files are compressed into all the selected formats, sizes and data rates required and then uploaded into the client's Mediaserver account. For clients without an encoder, Narrowstep provides a bureau service to compress tapes or files and load them onto Mediaserver.

     o MEDIASERVER. Mediaserver is a content management system for rich media. Content can be uploaded automatically or manually in any common computer audio, video or streaming format and then managed with full metadata support. Metadata provides detailed descriptions of the content and attaches details such as the length, category and copyright owner. A comprehensive search function allows content to be indexed and retrieved. A statistics function delivers real time intelligence on the number of users, data transferred and even the proportion of the data viewed or listened to. A detailed search engine supports the retrieval of content from the archive. This product is designed for organizations wishing to add video to existing websites without building a full channel.

     o CHANNELSERVER. Channelserver is a server based video and audio playout system. A customer can log into Channelserver from a web browser and create sequences - including advertising, station identifications and content trailers, along with the programming content. The content can be made available to viewers as a live, `as it happens service; as highlights (also called video on demand); via an archive and search function; and as scheduled programming streams in the Narrowstep

          Player. The system features control over what territories the content is made available in, provides full security and digital rights management control and can include advertising and sponsorship support, along with pay-per-view, subscription and microcharging options. Once prepared, the content can be made available to mobile, wireless, broadband and broadcast networks. This system enables customers to build and manage video channels over multiple media outlets.

     o ADSERVER. Adserver is an online system that enables the full commercialization of broadband video distribution by providing complete control and management of advertising content. Using Adserver, clients can upload, store and manage advertisements, infomercials and sponsored programs. Advertising campaigns can be constructed in real time by defining the required profile of the target audience and selecting how many views of the advertisement - called ad impressions - are desired by the advertiser. Advertisements are then automatically played out to any viewer matching this profile. Where there are more ads than advertising slots, the advertiser can bid for the slot, and the highest paying advertisement will be played out by default.

     o PAYGATE. Paygate is an interface between our telvOS platform and payment gateways, such as PayPal, Visa and Mastercard. Any item on the platform, such as an on-demand video or a channel can have a payment rule attached to it which requires the viewer to pay before they can view or access the content. Paygate securely holds personal details and enables viewers to log into the channel of their choice without having to re-register through the use of a username and a password. The payment details are not stored and are forwarded to a payment service provider (PPS) for processing. Narrowstep receives monthly payments from the PPS based on the charges paid by viewers.

     o STATSERVER. Statserver provides detailed statistics on all elements of the system's performance, from the number of unique viewers to the length of time the channel was watched and the number of advertisements delivered.

     o UPLOADSERVER. Uploadserver was introduced as part of the ITV Local service and provides the capability for viewers to download a small application and to prepare and upload their own content and adverts to a channel, where they can be viewed by the channel operator before being accepted or discarded.

     o MBED. mBed is a capability to embed a Narrowstep Player into an existing website or application, thus extending the reach of the channel. It is particularly suitable for syndicating channels onto third party websites.

telvOS also includes the Narrowstep Player. The Narrowstep Player provides the graphic user interface for viewers to access and control content from telvOS and is not marketed as a separate product. During a viewer's initial connection, the Narrowstep Player automatically runs a bandwidth check to detect the viewer's connection, device and platform and then provides the content in a format and size, and at a data rate most appropriate for the viewer. The Narrowstep Player then provides the viewer with controls over the video content being displayed, including the ability to select between live content, scheduled content, on demand content and content in the video or audio archive. Where a pay-per-view or subscription model is deployed the Narrowstep Player enables the viewer to pay for the content. Additional features include the ability to switch between full screen and reduced screen mode. Channelserver can be used to configure the Narrowstep Player and alter its look and feel by changing the coloring, layout and graphics.

We estimate that we have spent approximately $956,000 on software development activities from our inception in May, 2002 through February 28, 2006. This amount has been split among our products approximately as follows: Vlipsync Encoder - 5% ($45,000), Mediaserver - 11% ($104,000), Channelserver - 28%
($265,000), Adserver - 8% (80,000), Paygate - 9% ($92,000), Narrowstep Player-
25% ($240,000) and Downloadserver 14% ($130,000).

We also provide a full range of services complementary to our technology platform, including:

     o CHANNEL AND PLAYER SET UP. We use our core technology to establish internet channels and customized players for clients according to their specifications which then operate under a license arrangement.

     o PRODUCTION SERVICES. We provide a full range of production services for our clients, including production planning, production management, location and studio filming, editing, graphics, design, encoding and channel management.

     o CONSULTING SERVICES. We provide a variety of additional consulting and management services. These vary depending upon client needs and include such things as advice on digital media, technology, development of broadband and 3G strategy, content acquisition, providing advertising for content (through arrangements with advertisers), contract negotiation, content rights management, and channel distribution and publicity management.

As of February 28, 2006, Narrowstep has fully deployed 78 internet channels.

NARROWSTEP'S NETWORK

Our platform is generally deployed under an application service provider model. Clients and partners are provided with logins and we control the applications and the platform they run on. The Narrowstep platform and all Narrowstep products are operated on our servers; under certain circumstances, we will install a copy of the server within a client's network. This is most likely to happen with internet service providers and telecom partners.

Our technology has been designed and engineered to be scalable and replicable. When a client uploads a file to any Narrowstep server, this file is replicated to every server on the network, unless otherwise configured. Our network is currently capable of handling up to 8,000 simultaneous users at a connection rate of 400Kbs and we anticipate being able to handle 12,000 simultaneous viewers at an average data rate of 400Kbs by May 31, 2006. The translates into approximately 500,000 daily viewers.

We operate our core technology platform on top of our network, which is hosted by some of the world's leading internet service providers. We have points of presence with each of Teleglobe and Interoute in London and are currently building a point of presence with Interoute in New York, expecting this to be operational before the end of May, 2006. More recently, we added a network within the network of Telewest Communications, one of only two cable operators in the United Kingdom, to deliver services to their cable modem IP service, blueyonder.

Redundancy is built into our system with the use of multiple locations, servers and clustered databases. We plan to continue the development of our network, establishing further points of presence in diverse geographical locations in order to provide an ever improving service for our clients. We are currently in discussions with several hosting and bandwidth providers to continue to develop the Narrowstep Network, but have entered into agreements with Teleglobe and Interoute.

SALES AND MARKETING

To date, we have sold and marketed our services largely through direct approaches to potential clients and through our website. More recently many sales leads have been generated by word of mouth and by attending trade shows for groups such as the National Association of Broadcasters, the National Cable Television Association, MIPTV, IPTV and Ideliver.

As of February 28, 2006, we had nine full-time sales professionals and four additional employees who also participate in our sales and marketing efforts. We are organized in the following sales divisions:

     Channel Sales - the licensing of our products to corporations, governments and other organizations:

     o    North American Sales
     o    Europe, Middle East and Africa Sales
     o    Business Development

          Production Services - the sale of related services such as production, filming, editing, encoding and channel management, from a UK base.

We have also established partnering arrangements with third parties under which we have agreed to pay our partners a portion of the revenues they generate in reselling our products. Under these arrangements partners are entitled to receive commissions of between 10% and 30% for work resulting from introductions and are expected to continue to provide related supporting services. As of February 28, 2006, four of these arrangements had resulted in revenue for us. We believe these arrangements will enable us to enter specialized and more diverse geographical markets than we might otherwise be able to penetrate using solely our own sales efforts. We are currently reviewing our contractual and support arrangements for our partners.

In addition, our advertising sales for our in-house channel, High.TV, are handled by Ad2One, an ad sales house based in London. Pursuant to our agreement with Ad2One, they receive our net advertising revenues (after agency commissions) and pay us 65% of these revenues. In addition, we pay Ad2One for their advertising activities in connection with this service. We hold monthly meetings with Ad2One to review and agree on billings for the advertising delivered.

We plan to continue expanding our sales and marketing activities, including hiring additional employees for our sales and marketing efforts and developing marketing programs, including targeted client sector and solution-specific advertising campaigns, trade show participation and speaking engagements. We plan to concentrate primarily on the following marketing techniques in the coming year:

     o    Direct sales - by our in-house sales team;

     o    Channel sales - building a network of resellers for our products;

     o Public relations - attracting increased media coverage for our business;

     o Trade shows - exhibiting at key trade shows in Europe and the United States; and

     o Marketing materials - updating our literature, website and general marketing materials to more effectively promote our business, products and services.

CLIENTS

Our clients typically fit into one of our targeted marketing sectors. The following companies are representative Narrowstep clients as of February 28, 2006:

     o    ITV, the UK's largest commercial broadcast network

     o    Telewest, a large UK cable operator

     o    Simply TV, one of the UK's largest home shopping operators

     o    IQDigital, a major provider of distance education in the US

     o    Department for Education (UK)

     o    Cycling TV

     o    Professional Windsurfers Association World Tour

     o    Force 10 Marketing

     o    Thomson TV

     o    Glasgow City Council

     o    Sail.tv

     o    ITN

     o    International Paralympic Committee

     o    Real Estate TV

     o    GlobeFaith.tv

On October 20, 2005, the Company entered into a License and Services Agreement with ITV plc to power ITV's new trial service, ITV Local, which is to provide local television through broadband. The term of the agreement was from October 17, 2005 until January 16, 2006, on which date the agreement was renewed for a further 3 month period. The agreement was renewed for another 5 month period on April 13, 2006. ITV accounted for 14% of the Company's revenues for the year ended February 28, 2006

Early in the fiscal year ended February 28, 2006 the Company renewed a contract with The Swedish Match Tour to produce programs. This contract accounted for 13.0% of the Company's revenues for the year ended February 28, 2006 and 18% of the Company's revenues for the year ended February 28, 2005. The Company is currently negotiating a contract with Force 10 Marketing, the successor organization to the Swedish Match Tour, to continue to produce programs for these events.

The Company had a contract to cover the Professional Windsurfers Association World Tour, which expired on December 31, 2005. The Professional Windsurfers Association World Tour accounted for approximately 6.3% of the Company's revenues for the year ended February 28, 2006 and 10% of total revenues for the year ended February 28, 2005. For the 2006 season, the Company is currently negotiating contracts with the individual events that comprise the Professional Windsurfers Association World Tour. The latter organization is not offering an umbrella contract for the whole tour.

HIGH.TV

As part of Narrowstep's initial development of our internet-based video content delivery system, we have deployed and currently operate our own internet channel. This channel is tailored for, and targeted to, 20 to 40 year old devotees of outdoor, adventure and extreme sports including climbing, windsurfing, skiing, paragliding, and mountain biking, among others. We targeted this group for our initial foray into narrowcasting because we believe that they generally have a relatively high disposable income, making the group attractive to certain advertisers and sponsors. The channel is available 24 hours a day in scheduled form; whenever a viewer visits this station, an event will be showing together with a schedule of future events.

Since its deployment, the channel has attracted major international advertisers including Sony Ericsson and Quiksilver. Most of our present content for High.TV is supplied to us free-of-charge by various parties seeking greater exposure for their events, products or services and we expect this trend to continue since it provides publicity for the companies supplying the content. In addition, we also provide certain content ourselves, including coverage of the PWA World Tour for windsurfing, coverage of the Zapcats power boating series and content produced from events such as the UCI World Cup Mountain Bike Championships and the ICC World Climbing Championships.

The cost of producing our own content varies depending on the nature of the content produced. Some content we provide is produced as a part of existing contracts, such as our agreement with the PWA World Tour for windsurfing, and as a result there is little or no supplemental cost to us. Other content may be produced on location at a cost ranging from $800 to $5,000 per day. For example, covering a round of the UCI World Cup Mountain Bike Championships in Europe and then editing a fifteen minute program costs approximately $2,750 in external and internal costs. We encode all of the video content to enable it to be viewed via the internet and use our own technology to maintain the channel. High.TV is distributed by several mechanisms including from the Narrowstep website, by going to High.TV directly, via various internet service provider portals, and by visiting various other specialist sports portal sites which feature a link to High.TV.

As of February 28, 2006, existing and recent advertisers include Sony Ericsson, HSBC Bank, the United Kingdom Government (Royal Marines), Quiksilver, Nissan Motor Company, Intel, Microsoft, Red Bull, Apple, Easyjet, Honda, Gillette, AOL and Bulldog. The channel also features an on-line store selling merchandise such as High.TV branded t-shirts and DVDs of the content featured on the channel.

COMPETITION

We are not aware of any other company that offers a complete platform that competes with us across our entire line of products and services. We believe, however, that companies as diverse as major telecommunications carriers, software providers and television networks and media groups are considering entry into this marketplace. The emphasis to date by most such companies has been to provide a part of this solution, and we do have substantial competition in each of the areas covered by our comprehensive system:

     o SOLUTION COMPETITORS. RealNetworks and Microsoft's Windows Media are two major competitors offering core encoding and delivery services, and First Networks also offers competition in this area. In addition, there are a large number of companies that provide digital rights management solutions, such as SyncCast and Sealed Media.

     o SERVICE COMPETITORS. Existing video content delivery providers, such as Vitalstream, The Feed Room, thePlatform, Servecast, Virtue, SportEV, Brightcove and Roo Media are another major source of competition. These companies offer functionality to the end user similar to our encoding services and Mediaserver and Narrowstep Player applications.

     o CHANNEL COMPETITORS. Existing service providers such as Yahoo and AOL have broadband services with large audiences and could use these to distribute competing internet channels, though to date they have done little in the way of utilizing commercials to subsidize their services. Large scale content owners such as Disney and Viacom might also compete with Narrowstep by developing their own rival technologies for internet-based distribution of that content. In addition, smaller channel operators such as the Extreme Group, who operate existing broadcast channels in direct competition with Narrowstep's High.TV channel may also provide competition and reduce viewers and market share.

     o CONTENT DELIVERY NETWORKS. Companies such as Global Crossing and Akamai, and smaller organizations such as Vitalstream provide the infrastructure to deliver video over the internet.

Our overall strategy in competing with other solutions and channel providers is to provide the platform to such competitors wherever possible and to have a client rather than a competitor relationship with them. Our goal is to try and build our services around these companies' core technologies, so that they complement, rather than compete. Narrowstep's products are already closely aligned with Microsoft's Media Player and also provide support for RealNetworks products. Our strategy for competing with other service providers is to offer a more comprehensive platform, and to operate on a different business model than many of these competitors by focusing on facilitating the provision of internet-based video content delivery and participating in the revenue generation, rather than commercializing the channels and content ourselves. We also propose to work closely with content delivery networks to integrate our solutions on their platforms, thus turning them into suppliers of infrastructure and bandwidth.

We believe the comprehensive nature of our solution, as well as our business model which enables us to enhance the offerings of our competitors in various spaces helps lessen their impact on our potential market share. However, many of these companies have significantly longer operating histories, significantly greater financial, marketing and other resources, and significantly greater name recognition than Narrowstep. In addition, with reduced costs new entrants unknown to us might enter the market at any stage with a commercial advantage that would undermine our business model. There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that precludes or inhibits others from entering our market. As a result, new entrants pose a threat to our business and we may face further competition in the future from companies who do not currently offer competitive services or products.

INTELLECTUAL PROPERTY RIGHTS

Our success is dependent in part upon our proprietary Vlipsync Encoder, Mediaserver, Channelserver, Adserver, Narrowstep Player and Paygate and our other intellectual property. To date, we have not filed for any patents or registered copyrights relating to any of our intellectual property rights. We are reviewing our product suite currently and intend to make appropriate filings to protect our intellectual property, should such protection be available.

We currently rely on a combination of trade secret, nondisclosure and other contractual agreements, as well as existing copyright and trademark laws to protect our intellectual property. We require all personnel and outside contractors to execute agreements to keep secret and confidential our proprietary technology and we have a policy of not providing third parties with any secret or proprietary information regarding our technology. Since our technology is centrally controlled by us, no third parties have access to the systems or source code. We cannot assure stockholders, however, that these arrangements will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

GOVERNMENT REGULATION

Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the internet. Although Narrowstep is able to control the distribution of content on a territorial basis, such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and ecommerce authorities, including those in the European Union. Such activities could result in additional costs for us in order to comply with such regulation.

We know that laws governing issues such as property ownership, copyright, patent and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the internet. However, the vast majority of such laws were adopted before the advent of the internet and related technologies and their applicability to the internet continues to evolve.

In addition to potential legislation from local, state, federal and foreign governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

     o    limit the growth of the internet;

     o create uncertainty in the marketplace that could reduce demand for our services;

     o    increase our cost of doing business;

     o expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our websites or distributed or accessed through our services, with our provision of services, and with the features or performance of our websites;

     o    lead to increased development costs or otherwise harm our business; or

     o decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

The U.S. Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and third party channel owners may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the U.S. Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. We and third party channel owners may be affected by these rates, which may negatively impact our revenues. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for third party channel owners. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business.

EMPLOYEES

As of February 28, 2006, Narrowstep had thirty-four employees and four independent contractors. Nine of the employees were technical development professionals, eight were production services professionals and seventeen were management and administrative personnel performing operations, sales, marketing, finance, accounting and administrative functions. To date, Narrowstep has been successful in recruiting and hiring individuals with the desired skills and experience. Current salaries for employees are significantly below industry norms, however, and most staff are stockholders and/or incentivized through periodic option grants based upon their positions and contributions to the business.

None of Narrowstep's employees are represented by labor unions and Narrowstep has never experienced a work stoppage. We believe our employee relations are good.

CORPORATE INFORMATION

Narrowstep Inc. was incorporated in Delaware on May 9, 2002. On June 11, 2002, Narrowstep, Inc. entered into an agreement with Iolo Jones to purchase from him all of the capital stock of Narrowstep Ltd., a privately held corporation, which was incorporated in England and Wales on April 9, 2002 by Mr. Jones. The assets of Narrowstep Ltd. at the time consisted of Mr. Jones' concept to establish targeted internet, video broadcast channels, and certain technology under development required for that business and the agreed purchase price for Mr. Jones' shares of Narrowstep Ltd. was $46,842. The transaction was completed on September 19, 2002, at which point Narrowstep Ltd. became our subsidiary and Narrowstep Inc. commenced business operations. Mr. Jones was paid $32,160 on March 25, 2003, and an additional $14,682 on June 17, 2003, fulfilling our obligations to him under our agreement. We operate our narrowcasting business through this subsidiary.

On July 18, 2002, we formed a second wholly owned subsidiary, High Television Ltd., a corporation incorporated in England and Wales. This subsidiary was formed in order to protect certain intellectual property rights related to our internet channel High.TV and is otherwise non-operational.

On April 22, 2003 Rig.TV, a limited liability partnership, was formed in England and Wales as a joint venture in which our subsidiary, Narrowstep Ltd., and a customer, Ocean Resources Ltd., each owned a 50% interest. Narrowstep Ltd. received the sum of $12,600 from Ocean Resources Ltd. as compensation for producing a channel demonstration player. No other transactions have occurred in relation to this entity and it is not currently operational.

On November 26, 2003, Narrowstep Inc. acquired 80% of the capital stock of Sportshows Television Ltd. from Clifford Webb, now our Chief Operating Officer, in exchange for cash compensation of $76,698 and an aggregate of 3,122,800 shares of our common stock. In connection with that transaction, Mr. Webb executed a general release in favor of Sportshows Television Ltd. and agreed not to compete with us or to solicit our customers or employees for a period of time. In March, 2004, we acquired the remaining 20% of the stock of Sportshows Television Ltd. in exchange for cash compensation of $18,990 and an aggregate of 864,875 shares of our common stock. We operate our production services business through this subsidiary.

AVAILABILITY OF INFORMATION

We make available through our website (http://www.narrowstep.com), free of charge, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-KSB.

The public may read and copy any materials we file with the Securities and Exchange Commission, or SEC, at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Narrowstep files electronically with the SEC and the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently maintain offices in the United Kingdom and United States. Our headquarters and principal administrative, finance, legal, and marketing operations are located at leased premises in west London. Although our lease for this space expires on June 30, 2006, we have been informed that this space is being re-developed and that the Company must vacate this space by June 21, 2006. We are currently seeking alternative premises. In addition, we rent office space in New York City, the base of our United States sales team, and in Princeton, New Jersey, for our Chief Financial Officer and Controller. Below is a table indicating our current lease information:

-------------------------- ------------------------ ---------------------- -----------------------------------
 LEASED PREMISES                  LOCATION               MONTHLY RENT                  RENTAL TERM
-------------------------- ------------------------ ---------------------- -----------------------------------

-------------------------- ------------------------ ---------------------- -----------------------------------
 Headquarters                     London UK                 $3,373               3 year lease, expiring
                                                                                      June 30, 2006
                                                                              (must vacate by June 21, 2006)
-------------------------- ------------------------ ---------------------- -----------------------------------

-------------------------- ------------------------ ---------------------- -----------------------------------
 Office                       New York, NY USA              $3,800             Twelve-month renewable term,
                                                                              expiring September 30, 2006
-------------------------- ------------------------ ---------------------- -----------------------------------

-------------------------- ------------------------ ---------------------- -----------------------------------
 Office                       Princeton, NJ USA             $1,350              Six-month renewable term,
                                                                                expires August 31, 2006
-------------------------- ------------------------ ---------------------- -----------------------------------
                                            Total:          $8,523
-------------------------- ------------------------ ---------------------- -----------------------------------

In the event that we are unable to continue to extend these leases on favorable terms, we do not believe that it will be difficult to find other suitable premises on reasonable terms. We anticipate acquiring larger premises to replace the UK offices, to accommodate current and future growth. We can expand both facilities in the USA on a reasonably flexible basis.

ITEM 3.     LEGAL PROCEEDINGS

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

On March 10, 2005, Narrowstep Ltd. sought collection of a debt of $62,325 from a former customer by serving a Statutory Demand for payment. On March 29, 2005 the former customer responded with a claim for damages arising out of alleged non-performance by Narrowstep Ltd. in the sum of $81,527. The Company views this claim as a device to avoid payment of a debt that is due and completely without merit. The debt of $62,325 and the associated revenue is excluded from the Consolidated Statements of

Operations for the year ended February 28, 2006 and the Company wrote off the debt in the three months ended November 30, 2005. The customer has not initiated any legal proceeding in respect of its claim, and the Company does not believe any provision should be made.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended February 28, 2006.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board since August 4, 2005 under the ticker symbol "NRWS". On April 24, 2006, the last quoted per share bid price of our common stock on the OTC Bulletin Board was $0.85. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PERIOD                                                                       HIGH          LOW
------------------------------------------------------------------------ ------------- -------------
     Fiscal Year Ending February 28, 2006
     ------------------------------------

         Third Quarter(the OTC Bulletin Board first began publishing         $1.70         $0.95
         quotations for our common stock on September 13, 2005)
         Fourth Quarter                                                      $1.49         $0.52

     Fiscal Year Ending February 28, 2007
     ------------------------------------

         First Quarter(through April 24, 2006)                               $1.42         $0.85


As of April 24, 2006, we had 45,136,474 shares outstanding. There can be no assurance that an active trading market for our shares will ever develop in the United States, or elsewhere. In the event that no active trading market for the shares develops, it will be extremely difficult for stockholders to dispose of the shares. In the event an active trading market develops, there can be no assurance that the market will be strong enough to absorb all of the shares which may be offered for sale by the stockholders.

There is a limited trading market for our shares on the OTC Bulletin Board. The trading price of our shares is highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales forecasts, or new products and services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in internet markets, changes in the market valuations of other business service providers providing similar services or products, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of shares and other events or factors, many of which are beyond our control. Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our shares to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our shares. In addition, because our common stock is quoted on the OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of many companies. These broad market factors may materially adversely affect the market price of the shares, regardless of our operating performance.

IMPACT OF THE "PENNY STOCK" RULES ON BUYING OR SELLING OUR SHARES. The Securities and Exchange Commission has adopted penny stock regulations which apply to securities traded over-the- counter. Our shares are subject to these regulations. These regulations generally define a penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the broker-dealer that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction. The penny stock rules restrict the ability of broker-dealers to sell our shares and may affect the ability of our stockholders to sell our shares in the secondary market.

HOLDERS

As of April 7, 2006, there were approximately 129 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the board may deem relevant.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan: the Narrowstep Inc. 2004 Stock Plan. The information in this table is as of February 28, 2006.


                                               NUMBER OF SECURITIES
                                                 TO BE ISSUED UPON         WEIGHTED AVERAGE
                                                    EXERCISE OF           EXERCISE PRICE OF
                                                OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     NUMBER OF SECURITIES
PLAN CATEGORY                                   WARRANTS AND RIGHTS      WARRANTS, AND RIGHTS     REMAINING AVAILABLE
--------------------------------------------  -----------------------  -----------------------  -----------------------
Equity compensation plans approved by                     6,875,443                     $0.95                3,124,557
security holders

Equity compensation plans not approved by
security holders                                                 --                        --                       --

Total                                                     6,875,443                     $0.95                3,124,557

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-KSB.

OVERVIEW

We provide our customers with technology that allows them to transmit video content over the internet to targeted audiences. Our services allow customers to format and manage content, create programming, transmit programming to specific audiences and create and manage subscription, pay-per-view and other revenue generation models. We also provide production services to customers, although we believe that revenue from production services will decline as a percentage of total revenues as our core "narrowcasting" services grow in importance.

We were initially incorporated as a Delaware corporation in May 2002. Our headquarters is in London, England and we have offices in New York City and Princeton, New Jersey. Approximately 79% of our total revenues for the fiscal year ended February 28, 2006 was generated from customers in the United Kingdom and Europe, 12% of our total revenues during this period was generated from customers in the United States and the remaining 9% was generated from customers in Asia. We expect our revenues from sources in the United States to increase as a percentage of total revenues as we begin to focus more on revenue opportunities there.

HOW WE GENERATE REVENUE

We generate revenue primarily from fees we charge for the use of our technology and related services for narrowcasting and from the sale of production services. Revenues from our narrowcasting activities include fees paid for the establishment and maintenance of channels, encoding and uploading of content, as well as the management of channels on behalf of clients. The fee charged depends on the level of service desired by the customer and typically ranges from $5,000 to $100,000. In addition, we charge a monthly license fee which ranges from $1,000 to $30,000, depending upon the range of features and capabilities being licensed, which covers the cost of support, maintenance and upgrades. Allowances are included for content hosting (the storage of files on our network) and content delivery (the cost of bandwidth to deliver the content to the end viewer) for the individual account and we make additional charges if usage exceeds these allowances.

Revenues from production services include fees paid for the production, filming, editing and encoding of programs. We charge our clients on a time and expense basis for these services, typically on a project-by-project basis, although occasionally under longer term agreements.

55% of our revenues for the fiscal year ended February 28, 2006 came from our narrowcasting activities and 45% came from production services. 38% of our revenues for the fiscal year ended February 28, 2005 came from narrowcasting and other services and 62% came from production services. We expect that the continuing higher rate of growth of our narrowcasting business will result in a further increase in the proportion of our total revenues derived from narrowcasting during the fiscal year ending February 28, 2007. The production services business will continue to have seasonal peaks in the second and third quarters of the fiscal year.

We expect that a majority of our revenues for the fiscal year ending February 28, 2007 will continue to consist of fees for narrowcasting and production services. As more channels are established and become commercially successful, however, we anticipate that by the end of the fiscal year ending February 28, 2007, we will begin to develop income from revenue sharing arrangements under which we receive a portion (anticipated to be approximately 5% to 25%) of the revenues obtained by clients from the sale of advertising on their channels.

KEY REVENUE DRIVERS AND CHALLENGES

We expect that demand for services like ours will be strong in the future as TV broadcasting continues to become more fragmented and content providers search for better ways to reach target audiences. We expect the proliferation of broadband internet access to continue and to provide additional impetus to our business as content providers seek to gain access to a greater number of viewers having broadband access. As we continue to grow and add clients, we expect revenues to increase not only from the licensing of our technology, but also from the revenue sharing models we expect to put into place. As our services obtain broader market acceptance, we believe that content providers will see our platform as a viable way to provide video content cheaply and to a more targeted audience than is possible with existing broadcast methods.

We face significant challenges as we seek to grow our business. Many of those challenges are detailed in the "Risk Factors" section of this Item. However, we have identified several key challenges that must be met in order for our business to become successful:

     o    gain greater market acceptance for our products and services;

     o    develop effective means to obtain revenue from our technology;

     o enhance our sales and marketing capabilities to reach effectively a greater number of potential clients;

     o obtain a critical mass of clients that can provide a growing and stable revenue base;

     o establish the Narrowstep name as a valuable brand in the narrowcasting industry;

     o continue to improve our products and services to become and remain the leading supplier of narrowcasting technology and services;

     o assure continued access to sufficient bandwidth to provide services to clients on a cost-effective basis;

     o stay abreast of technological developments so we can remain a provider of state-of-the-art services;

     o compete effectively with service providers who may have significantly greater resources than we do; and

     o develop additional protections for the proprietary parts of our core technology.

While we believe that we are well positioned to meet these challenges and those described elsewhere in this report, no assurances can be given that we will be able to do so or that our business will ultimately be successful.

TRENDS IN OUR BUSINESS

During 2004, we completed the initial development of our product suite and began to focus primarily on the sale of licenses to use our narrowcasting products. Since then, we have added significantly to our customer base and expect growth in the number of clients using our products and services to continue to increase. Revenues generated by our narrowcasting activities grew to exceed those from production services in the fiscal year ended February 28, 2006 and we expect a continuing higher growth rate for narrowcasting revenues than for production services in the fiscal year ending February 28, 2007. We also anticipate that we will develop revenue streams from advertising and other revenue sharing arrangements with clients which we expect to be an increasingly important source of revenue by the end of the fiscal year ending February 28, 2007 and thereafter. In addition, we expect the United States to become a more important source of revenues as we increase our focus on opportunities there.

Because we have only recently commenced operations, we expect that our operating expenses, primarily related to development expenses and selling, general and administrative expenses, will continue to increase as we seek to improve and upgrade our products, increase headcount, continue to build our infrastructure and devote resources to building a sales and marketing network. We expect that non-operating expenses, such as accounting, legal and other professional fees will decrease as a percentage of revenues as we have completed the initial process of becoming a public company and expect to spread future expenses over a larger revenue base.

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

Production services revenues include the following: (i) preparation, scripting and filming of a single or multiple series of events, (ii) live editing and encoding of such events, (iii) editing of footage and final production into programs in the Company's editing suites, and (iv) copying and delivery of the programs. Revenues are recognized once delivery of a program, in the form of edited tape, takes place. If it is a series then payments are staged and revenues recognized on completion of each discrete program. Any up-front fees are deferred and only recognized once the program, editing and production are complete. Until the revenues are earned and recognized any cash received up-front is treated as deferred revenue and any costs incurred in connection with services that have not been completed are capitalized as prepaid expenses.

The Company's revenue recognition policy complies with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", amended by SAB 104. Revenue is recognized when all of the following criteria are met:

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

COST OF REVENUE

Our cost of revenue for narrowcasting consists of any costs of customizing our standard software that might be required as charged by either outside contractors and/or a portion of our own staff costs, as well as travel, equipment rental, consumables and any other direct costs. Also included are costs associated with providing content over the internet, primarily fees that we pay to our suppliers to provide bandwidth. These expenses are largely proportional to the volume of content carried over our network. Our cost of revenue for production services includes any contract specialist staff services and rental of editing equipment.

OPERATING EXPENSES

Our operating expenses have been primarily:

     o expenses associated with operating our network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in our operation;

     o salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our network development and technology expenses will increase approximately 50% in the next fiscal year, based upon various factors, including our need to support additional clients and to continue expanding the capabilities and applications of our technology;

     o expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns. Sales and marketing expenses increased significantly during the second half of the fiscal year ended February 28, 2006 as we expanded our internal sales force, hired additional marketing personnel and increased expenditures for promotion and marketing; We will continue to expand our sales force in the 2007 fiscal year.

     o salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources, as well as legal and accounting expenses. We expect that general and administrative expenses will increase during the next fiscal year as we hire additional personnel and incur additional costs related to the growth of our business and operations, including those relating to compliance with the regulatory and reporting requirements of being a public company. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth; and

     o non-cash employee compensation expenses representing compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such charges have been expensed in accordance with the underlying vesting periods of the options granted.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its internal use software under SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use", which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software development costs consist primarily of programmers' compensation and benefits, where applicable. These costs are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will prospectively adopt SFAS No. 123(R) effective March 1, 2006. Based on stock options outstanding at February 28, 2006, the Company estimates SFAS No. 123(R) will require the Company to record approximately $547,000 in additional compensation expense for the year ending February 28, 2007.

FOREIGN EXCHANGE RISKS

We are a Delaware corporation and since our inception we have been raising funds in US dollars. However, our primary operations are located in London, and we generally conduct our business in sterling. This currency difference between our fundraising and business operations represents a risk related to the rate of exchange from US dollars to sterling. We hold surplus funds mainly in US dollars. A larger currency exchange risk results from our primary assets being denominated almost wholly in sterling. The dollar value of our assets, and thus our stockholders' equity, increases when the dollar weakens relative to the pound and vice versa. In the future, we hope to generate revenues from operations in the United States which would be received in US dollars and which should help mitigate the exchange risk.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" (Opinion 20), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted. Management is currently evaluating the provisions of SFAS No. 154.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED FEBRUARY 28, 2006 TO THE YEAR ENDED FEBRUARY 28,
2005

REVENUES. Revenues for our two operating segments for the year ended February 28, 2006 and the year ended February 28, 2005 were as follows:

-------------------------- ---------------------- --------------- ---------------------- --------------- ---------------
                                                    PERCENTAGE                             PERCENTAGE
                                 YEAR ENDED          OF TOTAL           YEAR ENDED          OF TOTAL        AMOUNT OF
                              FEBRUARY 28, 2006      REVENUES        FEBRUARY 28, 2005      REVENUES        INCREASE
                                      $                  %                   $                  %               $
-------------------------- ---------------------- --------------- ---------------------- --------------- ---------------
Narrowcasting and other           1,499,633              55                517,061              38             982,572
-------------------------- ---------------------- --------------- ---------------------- --------------- ---------------
Production services               1,206,629              45                858,552              62             348,077
-------------------------- ---------------------- --------------- ---------------------- --------------- ---------------
TOTAL REVENUE                     2,706,262             100              1,375,613             100           1,330,649
-------------------------- ---------------------- --------------- ---------------------- --------------- ---------------

NARROWCASTING AND OTHER. Narrowcasting revenues were approximately $1,500,000 for the year ended February 28, 2006, an increase of approximately $983,000 or 190%, compared to approximately $517,000 for the year ended February 28, 2005. This increase in narrowcasting revenues resulted primarily from additional customers, paying recurring license fees, with a total of 24 such customers as of February 28, 2006. Narrowcasting revenues also includes once-off implementation fees, which will continue to form part of revenue as more customers are added. Approximately $160,000 was received from ITV in the third quarter for implementation of ITV local.

PRODUCTION SERVICES. Production services revenues were approximately $1,207,000 for the year ended February 28, 2006, an increase of approximately $348,000 or 41%, compared to approximately $859,000 for the year ended February 28, 2005. The increase in production services revenues is a result of new customers, of which T-Best Events contributed approximately $200,000 in the fourth quarter for coverage of the Monsoon Cup match racing event in Malaysia.

COSTS AND EXPENSES. Our costs and expenses for the year ended February 28, 2006 and the year ended February 28, 2005 were as follows:

------------------------------------------- --------------- --------------- --------------- --------------- ---------------
                                                 YEAR         PERCENTAGE         YEAR         PERCENTAGE       INCREASE/
                                                 ENDED         OF COSTS          ENDED         OF COSTS       (DECREASE)
                                               FEBRUARY          AND           FEBRUARY          AND              IN
                                               28, 2006        EXPENSES        28, 2005        EXPENSES        EXPENSES
                                                   $              %               $               %                $
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 TOTAL COSTS AND EXPENSES/OTHER:
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Direct costs of revenue                          925,911          13             697,925          12             227,986
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Sales and marketing                              500,872           7             299,042           5             201,830
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Software amortization                            129,850           2              96,758           2              33,092
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 General, administrative and other              4,048,556          58           3,311,966          55             736,590
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Stock compensation expense                     1,344,915          19             786,616          13             558,299
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Goodwill impairment                                   --          --             737,335          12            (737,335)
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 Amortization of intangibles                       42,316           1              42,318           1                  (2)
------------------------------------------- --------------- --------------- --------------- --------------- ---------------
 TOTAL                                          6,992,420         100           5,971,960         100           1,020,460
------------------------------------------- --------------- --------------- --------------- --------------- ---------------

COST OF REVENUE. Direct costs of revenue, including the cost of bandwidth, sub-contracted labor and consulting fees, were approximately $926,000 for the year ended February 28, 2006, an increase of approximately $228,000 compared to approximately $698,000 for the year ended February 28, 2005. The increase in the cost of revenues resulted primarily from materials and freelance use and increased bandwidth charges.

Direct costs of revenue as a percentage of total revenue was 34% for the year ended February 28, 2006, compared to 51% for the year ended February 28, 2005. We anticipate that direct costs of revenue as a percentage of total revenues will continue to decline as revenues increase from higher margin narrowcasting and as we benefit from our investment in infrastructure, headcount and other expenses necessary to support expected growth in our business.

SALES AND MARKETING EXPENSES. Sales and marketing expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were approximately $501,000 for the year ended February 28, 2006, an increase of approximately $202,000, or 68%, compared to approximately $299,000 for the year ended February 28, 2005. The increase in sales and marketing expenses resulted primarily from increasing the sales resources dedicated to narrowcasting services, including in the United States from the third quarter of the current fiscal year. As a percentage of total revenue, sales and marketing expenses decreased to 19% of total revenue for the year ended February 28,

2006, compared to 22% for the year ended February 28, 2005. The decrease in sales and marketing expenses as a percentage of total revenue resulted from revenue growth. We expect to continue adding resources to support our sales and marketing efforts but anticipate that theses costs will continue to decline as a percentage of total revenues due to the anticipated growth in revenues.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES. General, administrative and other expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were approximately $4,049,000 for the year ended February 28, 2006, an increase of approximately $737,000, or 22%, compared to approximately $3,312,000 for the year ended February 28, 2005. The increase in general, administrative and other expenses resulted primarily from increases in headcount and infrastructure expenses as we sought to expand and scale-up our operations, as well as costs associated with becoming a public company. As a percentage of total revenue, general, administrative and other expenses decreased to 150% of total revenue for the year ended February 28, 2006, compared to 241% for the year ended February 28, 2005. The decrease in general, administrative and other expenses as a percentage of total revenue resulted primarily from revenue growth and we expect these costs to continue to decline as a percentage of total revenue as revenue increases.

The breakdown of general, administrative and other expenses for the year ended February 28, 2006 and the year ended February 28, 2005 is as follows:

------------------------------------------------- --------------- ------------------ --------------- ------------------
                                                       YEAR          PERCENTAGE OF        YEAR          PERCENTAGE OF
                                                      ENDED           GENERAL AND        ENDED           GENERAL AND
                                                     FEBRUARY       ADMINISTRATIVE      FEBRUARY       ADMINISTRATIVE
                                                     28, 2006          EXPENSES         28, 2005          EXPENSES
                                                         $                 %                $                 %
------------------------------------------------- --------------- ------------------ --------------- ------------------
 TOTAL GENERAL, ADMINISTRATIVE AND
 OTHER EXPENSES:
------------------------------------------------- --------------- ------------------ --------------- ------------------
 Wages and salaries                                  1,756,769              43          1,232,595             37
------------------------------------------------- --------------- ------------------ --------------- ------------------
 Legal, accounting and audit                           845,716              21            943,600             29
------------------------------------------------- --------------- ------------------ --------------- ------------------
 Depreciation                                          348,641               9            271,070              8
------------------------------------------------- --------------- ------------------ --------------- ------------------
 Other                                               1,097,430              27            864,701             26
------------------------------------------------- --------------- ------------------ --------------- ------------------
 TOTAL                                               4,048,556             100          3,311,966            100
------------------------------------------------- --------------- ------------------ --------------- ------------------

STOCK-BASED COMPENSATION EXPENSE. For the year ended February 28, 2006, we recorded a non-cash charge of approximately $1,345,000 primarily as a result of granting new stock options to employees and directors and granting shares and warrants as payment for investor relations services. Stock-based compensation expense for the year ended February 28, 2005 was approximately $787,000.

GOODWILL IMPAIRMENT. Goodwill arising from the acquisition of Sportshows Television Ltd. was reviewed for impairment as of February 28, 2006. The February 28, 2006 study projected operating profits and cash flows which resulted in a fair value of the reporting unit consistent with the carrying value of Sportshows Television Ltd. and an impairment adjustment was not necessary. An impairment loss of approximately $737,000 was recognized in the year ended February 28, 2005.

SOFTWARE DEVELOPMENT. Software development expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the year ended February 28, 2006, we capitalized approximately $102,000 on software development and amortized approximately $130,000. For the year ended February 28, 2005, approximately $118,000 of software development was capitalized and approximately $97,000 was amortized. The decrease in software development expenses resulted primarily in the completion of the initial phase of development and change of emphasis from technical development to commercialization of the product.

INCOME TAXES. We have not generated any taxable income to date, and therefore have not had to pay any income tax or make any provision for income tax since our inception. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $5,629,000 deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $2,464,000 deductible against future taxable income generated in the United States, which will remain available until utilized or expire through February 28, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through private equity financing. From inception through February 28, 2006, we sold an aggregate of 45,136,474 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at February 28, 2006, had an accumulated deficit of approximately $12.5 million. As of February 28, 2006 we had cash of approximately $2.2 million, short-term investments in the form of a certificate of deposit of approximately $2.5 million, and available bank overdraft facilities of $104,000.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At February 28, 2006, our current ratio was 4.5, compared to 0.4 at February 28, 2005. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

Net cash provided by financing activities was $7,585,151 for the fiscal year ended February 28, 2006 and $2,008,156 for the fiscal year ended February 28, 2005. Net cash provided by financing activities resulted primarily from the issuance of capital stock to our investors to support our operations. Net cash used in operating activities amounted to $2,694,008 for the fiscal year ended February 28, 2006 and $2,118,652 for the fiscal year ended February 28, 2005. The increase in cash used in operations was due primarily to additional payroll costs as we increased our headcount.

Net cash used in investing activities was $2,726,525 for the fiscal year ended February 28, 2006 and $392,447 for the fiscal year ended February 28, 2005. The increase was mainly due to short-term investments purchased being incurred in the fiscal year ended February 28, 2006.

As of February 28, 2006, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

---------------------------------------------------------------------------------------------------------
                                                                                  FEBRUARY 28, 2006
                                                                                           $
---------------------------------------------------------------------------------------------------------
 Amounts payable:
    Within 12 months                                                                      63,367
    Between one year and two years                                                        25,787
    Between two years and three years                                                     21,490
---------------------------------------------------------------------------------------------------------
 Total future commitment                                                                 110,644
---------------------------------------------------------------------------------------------------------
 Less: finance charges allocated to future periods                                        (8,534)
---------------------------------------------------------------------------------------------------------
 PRESENT VALUE                                                                           102,110
---------------------------------------------------------------------------------------------------------

Our cash and cash equivalents as of February 28, 2006 were approximately $2.2 million and we had bank overdraft facilities of $104,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2006 and February 28, 2005, the overdraft facilities consisted of $70,000 and $74,000, respectively, with Barclays Bank PLC and $34,000 and $36,000, respectively, with National Westminster Bank PLC (Natwest). Neither facility was utilized on February 28, 2006 or February 28, 2005. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate was 4.5% per annum as of February 28, 2006). The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate was 4.5% per annum as of February 28, 2006). The Barclays facility was reduced to $18,000 from March 20, 2006. The Natwest overdraft facility is renewable on May 31, 2006.

Based on our business plans and anticipated levels of operation and capital expenditure, we have projected our cash requirement through February, 2007 to be approximately $3,000,000, which will be required to fund our growth and working capital needs. Of this amount, we anticipate that approximately $1,000,000 will be used for capital expenditures (primarily equipment purchases) necessary to enhance our infrastructure and approximately $2,000,000 to cover our ongoing need for working capital.

We intend to fund these requirements using cash on hand and cash flow from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS

Readers of this report should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, readers of this report should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. Readers of this report should also refer to the other information contained in this Annual Report on Form 10-KSB, including our financial statements and the related notes.

WE HAVE A BRIEF OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PREDICT OUR SUCCESS.

Narrowstep was incorporated as a start-up business on May 9, 2002. As a result, we have a brief operating history upon which to evaluate our business and prospects. Our historical results of operations are limited, so they may not give an accurate indication of our future results of operations or prospects. We are in an early stage of operations and we face risks and uncertainties relating to our ability to successfully implement our business strategy. Our prospects must be considered in light of these risks and the expenses and difficulties frequently encountered in new and rapidly evolving businesses, such as internet-based video content. These difficulties can include:

     o    commercializing new technology;

     o    educating the market;

     o    finding early adopters;

     o    getting large customers to try the product;

     o    developing and enhancing software products with limited resources;

     o    hiring and maintaining key employees with the correct skills;

     o    the time and effort needed to market the company and products;

     o    integrating systems and infrastructure;

     o    setting up and working effective channels of distribution; and

     o    capital raising to fund operations through to breakeven.

We may not be successful in meeting the challenges we face. If we are unable to do so, our business will not be successful and the value of our common stock will decline.

WE HAVE A HISTORY OF LOSSES, ARE NOT CURRENTLY PROFITABLE AND ANTICIPATE FUTURE LOSSES.

Our operating losses have exceeded our revenue in each quarter since inception. We had an accumulated deficit of approximately $12.5 million as of February 28, 2006 and a net loss of approximately $4.3 million (which includes a $1.34 million stock compensation charge) for the fiscal year ended February 28, 2006 and $4.61 million (which included a $787,000 stock compensation charge and a $737,000 goodwill impairment charge) for the year ended February 28, 2005. Although our revenues have grown significantly since 2002, this growth may not be sustainable or indicative of future results of operations. We intend to continue to invest in internal expansion, infrastructure, strategic acquisitions, integration of any acquired companies into our existing operations, and our sales and marketing efforts. We cannot be certain when we will operate profitably, if ever.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. On June 30, 2005, in connection with its audit of our consolidated financial statements for the year ended February 28, 2005, Ernst & Young LLP, our former independent registered public accounting firm, informed us and our Audit Committee of certain deficiencies in our internal controls over financial reporting that they considered to be material weaknesses and significant deficiencies. The material weaknesses were as follows:

     o No control was in place to ensure that revenue was recognized only when there was evidence of a contract or arrangement and proof of service delivery.

     o No control was in place to ensure adequate accrual was made for all goods and services received in a period but not invoiced.

     o No control was in place to reconcile on a monthly basis all control accounts and to correct errors as they were detected.

     o No control was in place to ensure that time spent to support the capitalization of software development costs was recorded and that projects were segregated into major enhancements and improvements.

     o There were no adequate resources to ensure a timely and accurate financial statement closing, preparation and reporting process.

Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.

We have taken steps to correct the material weaknesses and significant deficiencies in our internal controls identified by Ernst & Young LLP. In connection with its audit of our financial statements for the year ended February 28, 2006, Rothstein, Kass & Company, P.C., our current independent public accounting firm, did not identify any deficiencies in our internal controls over financial reporting that they considered to be material weaknesses or significant deficiencies.

IF THE INTERNET-BASED VIDEO CONTENT MARKET DOES NOT GROW, WE WILL NOT BE SUCCESSFUL.

The market for our products and services is new and rapidly evolving. As a company in the internet-based video content delivery field, our business model is based on an expectation that demand for internet-based video content will increase significantly and compete with more traditional methods of television broadcasting. There can be no assurance that there is a substantial market for the services we offer. If this market does not grow, we will not be able to achieve meaningful revenues and our business will fail.

IF HIGH-SPEED INTERNET ACCESS WITH VIDEO VIEWING CAPABILITY IS NOT SUCCESSFULLY ADOPTED GLOBALLY, THERE WILL BE LITTLE DEMAND FOR OUR PRODUCTS AND SERVICES.

The success of our business is dependent upon extensive use of the internet. The video content we deliver is best viewed over a high-speed internet connection. We believe increased internet use may depend on the availability of greater bandwidth or data transmission speeds or on other technological improvements, and we are largely dependent on third party companies to provide or facilitate these improvements. If networks cannot offer high-speed services because of congestion or other reasons, or if high-speed internet access fails to gain wide market acceptance, we believe there will be little demand for our products and services and our revenues may be insufficient to achieve and maintain profitability. The deployment of corporate firewalls may also restrict the growth and availability of streaming media services and adversely affect our business model by limiting access to the content broadcast through our service. Changes in content delivery methods and emergence of new internet access devices such as TV set-top boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide a more efficient method for transferring data than streaming media.

WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL IN THE FUTURE AND IF WE ARE UNABLE TO DO SO ON ACCEPTABLE TERMS, OR AT THE APPROPRIATE TIME, WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP AND MARKET OUR PRODUCTS AND SERVICES, OR EVEN TO CONTINUE AS A GOING CONCERN.

We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long term. We will seek to raise additional capital through various financing alternatives, including equity or possibly debt financings or corporate partnering arrangements. However, we may not be able to raise additional needed capital on terms that are acceptable to us, or at all. If we do not receive an adequate amount of additional financing in the future, we may not have sufficient funds to further develop and market our products and services, or even to continue as a going concern.

IF WE ARE UNABLE TO CONTINUE DEVELOPMENT OF ONE OR MORE OF OUR PRODUCTS, OUR ENTIRE BUSINESS STRATEGY MAY BE UNSUCCESSFUL.

Our overall business strategy is dependent upon providing a complete solution structured around six separate core products: (i) Vlipsync Encoder, (ii) Mediaserver, (iii) Channelserver, (iv) Adserver, (v) Narrowstep Player and (vi) Paygate. Although these products are fully developed and deployed, we are continuing the development and improvement of these and other products and services necessary for our future growth. We recently completed UploadServer to support content uploads and are adding DownloadServer to support file downloads. We are adapting telvOS to work with Windows Media Center computers. We anticipate that the planned enhancements will take approximately 75% of the time of our Chief Technology Officer and support from four developers, at an approximate cost of , and will be completed in approximately three months. Development of any product, however, can be more expensive and time-consuming than originally planned, and face unexpected delays or problems. Any delays in development could cause significant additional expense, result in operating losses and lost corporate opportunities, and create significant marketing opportunities for competition. Because we are continuing to develop and improve at least six products, all of which are integral to our complete solution, the possibility of a problem is much greater than if we were developing only one product. Problems or delays in the continued development and deployment of any of our products could defeat our business strategy and substantially harm our prospects for future revenues.

IF AUDIO-VIDEO PLAYER SOFTWARE IS NOT READILY AVAILABLE, OUR PRODUCTS WILL NOT GAIN ACCEPTANCE.

To view our products, a viewer must have an audio-video player such as Microsoft Media Player. If free distribution of player software does not continue or player software becomes less accessible, the potential market for our products and services will not grow, which in turn would have an adverse effect on our revenues and ability to achieve and maintain profitability.

WE FACE SUBSTANTIAL COMPETITION AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR PRODUCTS AND SERVICES MAY DECLINE.

We face numerous competitors both in the internet-based distribution market, and in the more traditional broadcasting arena. Many of these companies have substantially longer operating histories, significantly greater financial, marketing, manufacturing and technical expertise, and greater resources and name recognition than we do. If we fail to attain commercial acceptance of our products and services and to be competitive with these companies, we may not ever generate meaningful revenues. In addition, new companies may emerge at any time with products or services that are superior, or that the marketplace perceives are superior, to ours. There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that precludes or inhibits others from entering our market. We may not be able to compete effectively with any potential future competitors and the demand for, and prices of, our products and services may decline.

IF WE LOSE ONE OR MORE OF OUR MAJOR CLIENTS, ONE OR MORE OF OUR MAJOR PRODUCTION CONTRACTS, OR OUR ACCESS TO MAJOR SPORTING EVENTS, OUR REVENUES WILL DECLINE SUBSTANTIALLY.

For the fiscal year ended February 28, 2006, our five largest clients accounted for approximately 50% of our revenue. On October 20, 2005, the Company entered into a License and Services Agreement with ITV plc to power ITV's new trial service, ITV Local, which is to provide local television through broadband. The term of the agreement was from October 17, 2005 until January 16, 2006, on which date the agreement was renewed for a further 3 month period. The agreement was renewed for another 3 month period on April 13, 2006. ITV accounted for 14% of the Company's revenues for the year ended February 28, 2006.

Early in the fiscal year ended February 28, 2006 the Company renewed a contract with The Swedish Match Tour to produce programs. This contract accounted for 13.0% of the Company's revenues for the year ended February 28, 2006 and 18% of the Company's revenues for the year ended February 28, 2005. The Company is currently negotiating a contract with Force 10 Marketing, the successor organization to the Swedish Match Tour, to continue to produce programs for these events.

The Company had a contract to cover the Professional Windsurfers Association World Tour, which expired on December 31, 2005. The Professional Windsurfers Association World Tour accounted for approximately 6.3% of the Company's revenues for the year ended February 28, 2006 and 10% of total revenues for the year ended February 28, 2005. For the 2006 season, the Company is currently negotiating contracts with the individual events that comprise the Professional Windsurfers Association World Tour. The latter organization is not offering an umbrella contract for the whole tour.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH NETWORK OPERATORS, WE MAY NOT BE ABLE TO OBTAIN ADEQUATE DISTRIBUTION FOR THE INTERNET CHANNELS WE DELIVER.

We depend on network operators such as Teleglobe and Interoute to distribute video over the internet and are currently negotiating partnerships with several leading network providers to provide additional hosting facilities and bandwidth. We may be unable to reach new agreements or extend existing agreements with these or other major network operators, and we may fail to establish new agreements with operators when necessary. These network operators may choose to compete with us, to enter into relationships with competitors, to change the terms on which they distribute our channels, including to increase their prices, or not to do business with us because of our size and lack of operating history. If we are unable to enter into ongoing agreements with major network operators on terms acceptable to us, we may not have adequate distribution for the internet channels we deliver.

IF CONTENT OWNERS DO NOT ADOPT INTERNET-BASED DELIVERY AS A MEANS FOR DISTRIBUTING THEIR CONTENT, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES.

The success of our business model is highly dependent on video content being available for distribution over the internet. Content owners may choose not to encode video libraries. If sufficient content is not available we may not generate sufficient revenues and our business may fail.

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER, CHIEF STRATEGY OFFICER, CHIEF TECHNOLOGY OFFICER, CHIEF OPERATING OFFICER OR CHIEF FINANCIAL OFFICER, OUR BUSINESS MAY SUFFER.

We are heavily dependent upon the continued services of Stephen Beaumont, Chief Executive Officer, Iolo Jones, Chief Strategy Officer, Jason Jack, Chief Technology Officer, Clifford Webb, Chief Operating Officer, and Steven Crowther, Chief Financial Officer. The loss of any one or more of these officers could seriously impede our success. We do not carry life insurance on the lives of any of these persons. One or more of these officers might resign and, subject to the noncompete provisions of their employment agreements, join a competitor or form a competing company and we might lose existing or potential clients. In the event that any of these persons becomes unavailable for any reason, our business may suffer.

AS A START-UP BUSINESS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED TECHNICAL, SALES AND SUPPORT STAFF NECESSARY FOR OUR GROWTH.

Our ability to continue to develop and market our products and services is dependent upon our ability to identify, recruit, retain and motivate qualified personnel. As a start-up business, salaries for our employees are significantly below those of competitors in our industry and most of our existing employees are stockholders or are otherwise incentivized with periodic option grants. The low salaries and lack of assurance of our ability to secure additional funding may affect our efforts to recruit and retain additional personnel necessary to meet our growth targets. In addition, if we continue to issue additional equity in order to finance the business, future stock option grants may be less attractive to potential new hires and may not provide adequate motivation for existing personnel. If we are unable to hire and retain sufficient additional in-house personnel, we will be unable to complete development of our products and services, and our business will suffer.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR IF OUR INTELLECTUAL PROPERTY IS FOUND TO INFRINGE ANOTHER'S INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO GENERATE REVENUES BASED ON OUR PRODUCTS.

We have not filed for any patents or registered copyrights relating to any of our products or services and we do not have any current plans to do so. We currently rely on a combination of trade secret, nondisclosure and other contractual agreements, as well as existing copyright and trademark laws to protect our confidential and proprietary information, but this may not be sufficient to prevent third parties from infringing upon or designing around our intellectual property to develop a competing product. We cannot be sure that our technology will not infringe any third party's intellectual property. In the event that a third party either infringes upon our intellectual property or makes a claim that our products infringe upon its proprietary rights, we may not have sufficient financial or other resources to enforce our rights or to successfully defend against any claim. Any infringement of or by our intellectual property could restrict our ability to generate revenues from our products.

SYSTEM FAILURES AND/OR SECURITY RISKS MAY IMPAIR OUR OPERATIONS.

The core of our network infrastructure could be vulnerable to unforeseen computer problems. We may experience interruptions in service in the future as a result of the accidental or intentional actions of internet users, current and former employees or others. Unknown security risks may result in liability to Narrowstep and also may deter new clients from using our products and services. The security measures we implement may still be circumvented in the future, which could impair our operations and have a material adverse effect on our business.

IF WE ARE UNSUCCESSFUL IN INCREASING OUR SIMULTANEOUS VIEWER CAPACITY, WE WILL BE UNABLE TO HOST MAJOR LIVE EVENTS.

Our ability to be an attractive platform for live events requires us to support a number of simultaneous viewers. Adding the necessary network capacity to do so will be expensive, and we may not be able to do so successfully. If we are unable to expand capacity successfully and on acceptable terms, we will be unable to host major live events which may limit our market opportunities.

AS A THIRD-PARTY DISTRIBUTOR OF PROPRIETARY VIDEO CONTENT, WE ARE VULNERABLE TO CLAIMS OF BREACH OF CONTENT RIGHTS WHICH MAY HARM OUR BUSINESS.

As a third-party deliverer of proprietary video content, we rely on our clients to have the appropriate rights to use and distribute this content. If the rights of the content owners are contravened, knowingly or otherwise, or if a content owner claims their rights are contravened, we could be subject to substantial lawsuits which could be time-consuming and costly to defend and our reputation may be harmed for having delivered the content.

FAILURE OF OUR ACQUISITION STRATEGY COULD CAUSE US TO LOSE MONEY.

Part of our operating strategy is to make strategic acquisitions to grow our business. If we pay too much for these acquisitions, experience problems integrating them with our business, or their services prove to be unprofitable, our revenues and profitability will suffer.

RISKS RELATED TO CONDUCTING BUSINESS OUTSIDE OF THE UNITED STATES MAY ADVERSELY IMPACT OUR BUSINESS.

We market and sell our products and services in Europe, Asia, the United States and Canada. As a result, we are subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on our ability to enforce our intellectual property rights, discontinuity of our infrastructures, subsidized competition from local nationalized providers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on our business.

IF WE DO ANY ADDITIONAL EQUITY FINANCING, THE OWNERSHIP INTEREST OF OUR EXISTING STOCKHOLDERS WILL BE DILUTED.

We will need to raise additional capital in the future to continue development and marketing of our products and services. We anticipate that we may raise capital in the future by selling additional equity or financial instruments which are exchangeable or convertible into equity. Any future equity or equity-related financings will dilute the ownership interest of our existing stockholders.

BECAUSE OUR ASSETS, OFFICES AND OFFICERS AND DIRECTORS ARE LOCATED IN THE UNITED KINGDOM, IT MAY BE DIFFICULT TO PROCEED WITH AN ACTION, OR TO ENFORCE A JUDGMENT, AGAINST US.

Our primary offices and assets, and the majority of our officers and directors, are located exclusively in the United Kingdom. As a result, it may be difficult for stockholders located in the United States to pursue an action, or enforce a judgment against us, in the event of any litigation.

ITEM 7.     FINANCIAL STATEMENTS

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 9, 2005 we and Ernst & Young LLP mutually agreed to terminate our company-auditor relationship so that Ernst & Young LLP will no longer serve as our independent registered public accounting firm, and on December 14, 2005 we appointed Rothstein, Kass & Company, P.C. as our independent registered public accounting firm. The decision to terminate the relationship with Ernst & Young LLP and engage Rothstein Kass was approved by our Board of Directors.

Ernst & Young LLP's report on our consolidated financial statements as of and for the fiscal year ended February 28, 2005 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than, in each case, to include an explanatory paragraph relating to our ability to continue as a going concern. However, on June 30, 2005, in connection with its audit of our consolidated financial statements for the fiscal year ended February 28, 2005, Ernst & Young LLP informed us of the following deficiencies in our internal controls over financial reporting that Ernst & Young LLP considered to be material weaknesses and significant deficiencies:

     o No control is in place to ensure that revenue is recognized only when there is evidence of a contract or arrangement and proof of service delivery.

     o No control is in place to ensure adequate accrual is made for all goods and services received in a period but not invoiced.

     o No control is in place to reconcile on a monthly basis all control accounts and to correct errors as they are detected.

     o No control is in place to ensure that time spent to support the capitalization of software development costs is recorded and that projects are segregated into major enhancements and improvements.

     o There are not adequate resources to ensure a timely and accurate financial statement closing, preparation and reporting process.

During the fiscal year ended February 28, 2005 and during the subsequent interim period from the end of the fiscal year ended February 28, 2005 until termination of the company-auditor relationship with Ernst & Young LLP on December 9, 2005, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter of the disagreements in connection with its report.

Through December 14, 2005 neither we nor anyone on our behalf consulted with Rothstein Kass with respect to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable event as set forth in Item 304 of the SEC's Regulation S-B. However, prior to the engagement of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm, Rothstein, Kass & Company, P.C. provided tax preparation and consultation services to us.

We provided Ernst & Young LLP with a copy of the foregoing disclosures and requested a letter, addressed to the Securities and Exchange Commission, stating Ernst & Young LLP 's agreement with such statements. By letter dated December 14, 2006, Ernst & Young LLP stated that it agreed with the statements contained herein related to it.

ITEM 8A.    CONTROLS AND PROCEDURES

As of February 28, 2006, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of February 28, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

On June 30, 2005, in connection with its audit of our financial statements for the year ended February 28, 2005, Ernst & Young LLP, our former independent registered public accounting firm, informed us and our Audit Committee of certain deficiencies in our internal controls over financial reporting that it considered to be material weaknesses and significant deficiencies. The material weaknesses were as follows:

     o No control was in place to ensure that revenue was recognized only when there was evidence of a contract or arrangement and proof of service delivery.

     o No control was in place to ensure adequate accrual was made for all goods and services received in a period but not invoiced.

     o No control was in place to reconcile on a monthly basis all control accounts and to correct errors as they were detected.

     o No control was in place to ensure that time spent to support the capitalization of software development costs was recorded and that projects were segregated into major enhancements and improvements.

     o There were no adequate resources to ensure a timely and accurate financial statement closing, preparation and reporting process.

We have taken steps to correct the identified material weaknesses and significant deficiencies in our internal controls. We have taken the following actions in respect of each material weakness:

     o We introduced procedures and controls to ensure that contracts are signed in a timely manner by all parties concerned and that customers acknowledge when services are delivered. We conduct a review of billings each quarter, only recognizing revenues which meet the criteria for recognition under United States Generally Accepted Accounting Principles.

     o Since May 2005, our Chief Financial Officer performs a detailed review of the financial statements to identify any unrecorded accruals for goods and services received but not invoiced and ensures appropriate adjustments are made. We have introduced a purchase order system and controls to ensure that appropriate accruals are made for unmatched purchase orders as at the end of every period.

     o All control accounts are reconciled on a monthly basis and errors corrected as they are detected.

     o We have introduced daily time recording of activities to support the capitalization of software development and to segregate projects into major enhancements and improvements. Our Chief Financial Officer ensures that the amount capitalized agrees to the underlying records.

     o In January 2005, we hired a full time Chief Financial Officer and in October 2005 a Certified Public Accountant as Controller, both based in the United States. We have restructured the finance function and relocated corporate accounting to the United States. We also engaged a temporary Controller, based in the United Kingdom, to support this transition.

In connection with its audit of our financial statements for the year ended February 28, 2006, Rothstein, Kass & Company, P.C., our current independent public accounting firm, did not identify any deficiencies in our internal controls over financial reporting that they considered to be material weaknesses or significant deficiencies.

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

If we are not able to complete testing of all of our internal controls, or if during the course of our testing we identify deficiencies that we are not able to remediate in time, we and/or our independent registered public accounting firm may not be able to complete our/its respective assessments before the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to timely complete our evaluation and testing in order to allow for the assessment by our management, or if our independent registered public accounting firm cannot timely attest to our management's assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our stock price. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or with the level at which they are documented, designed, operated or reviewed, it may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and a decline in our stock price.

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and subsequent discussion sets forth information about our directors and executive officers as of March 31, 2006. Paul Robinson, who served as our Sales Director, Secretary, Treasurer and a Director until March 10, 2005, devoted approximately 20 hours per week to Narrowstep. Peter Siddall, Chairman of the Board, devotes approximately two days per month to Narrowstep.

NAME                                 AGE                        POSITIONS
----------------------------------   ---   ----------------------------------------------------
Peter Siddall                         59   Chairman of the Board of Directors
Stephen Beaumont                      49   President and Chief Executive Officer and Director
Steven Crowther                       47   Senior  Vice  President,  Chief  Financial  Officer,
                                           Secretary, Treasurer and Director
Iolo Jones                            41   Chief Strategy Officer and Director
Clifford Webb                         47   Chief Operating Officer and Director
Jason Jack                            41   Chief Technology Officer
Carolyn Wall                          63   President, North America
Dennis Edmonds                        49   Director
Shelly Palmer                         48   Director
Roger Werner                          56   Director

PETER SIDDALL has been Chairman of the Board of Directors since June 1, 2002 and is responsible for the operations of our Board of Directors. As Chairman of the Board of Directors, Mr. Siddall is charged with steering the Board in setting policy, and developing our business strategy. He does not devote his full working time to Narrowstep. In addition to his service as our Chairman, he currently consults to venture capital companies on business management and development issues. Although he divides his time between our company and his other ventures, he is available to Narrowstep on an as-needed basis. Prior to his appointment as Chairman of the Board in June, 2002, Mr. Siddall was a consultant. Prior to that time, from 1990 to 1999, Mr. Siddall was a senior executive with the Gillette Company, holding positions including the Managing Director of the Parker Pen Co, and the President of Papermate, responsible for divisions with up to $500 million in revenues. Before joining Gillette he was a General Manager for advertising agency Young & Rubicam in Geneva (1987-90), handling pan-European accounts for DuPont, Hewlett Packard and Caterpillar, and national accounts for Peugeot, Orangina and Suchard. Mr. Siddall is the father-in-law of Iolo Jones, Founder and Chief Strategy Officer and a director.

STEPHEN BEAUMONT, Chief Executive Officer, President and a director, joined Narrowstep in November 2005, was appointed Senior Vice President in February 2006 and most recently was appointed President and Chief Executive Officer and President on March 28, 2006. Mr Beaumont is a Chartered Accountant. He is responsible for our overall day-to-day operations and management, including finance, sales, operations, and marketing. Prior to joining Narrowstep, Mr. Beaumont served as a consultant to Uniworth Textiles on an interim basis. From 2002 to 2005, Mr. Beaumont served as Managing Director of ESL Healthcare Limited. In 2000 Newall Rubbermaid Inc acquired the Stationery Products Division of Gillette Company and Mr. Beaumont served as Vice President, Sales Operations of Sanford-Europe, a division of Newell Rubbermaid Inc until 2001. From 1997 until 2000 Mr Beaumont was Managing Director - Stationery, Africa, Middle East, Eastern Europe and India and from 1995 to 1997 he was Group Marketing Director of Parker Pen Company.

STEVEN CROWTHER, Senior Vice President, Chief Financial Officer, Secretary, Treasurer and a director joined Narrowstep on January 1, 2005 and is responsible for its financial management and reporting. Mr. Crowther graduated from Oxford University with a degree in Physics and is a Chartered Accountant.

Prior to September 2004, he was employed for 14 years by Tibbett & Britten Group plc, a leading third party logistics provider, in a number of senior roles and served as Senior Vice President and Chief Financial Officer for North America from February 1998 to October 2000, as Senior Vice President of Operational Leadership from November 2000 to December 2004, and as Senior Vice President and Chief Financial Officer for the Americas from January 2004 until September 2004. From September 2004 until joining Narrowstep, Mr. Crowther was an independent financial consultant.

IOLO JONES, Chief Strategy Officer and a director, joined Narrowstep in May, 2002. Mr. Jones was Chief Executive Officer and President of Narrowstep until his resignation from those positions on March 28, 2006. Mr. Jones has a background in digital video technology. After graduating with degrees in Radio, Film & Television and Educational Broadcasting from the University of Kent at Canterbury, he worked in film special effects and from 1986 to 1987, he worked for London Weekend Television (LWT) as a technician. He joined Paragon Communications as an Account Manager between 1988 and 1989 and then worked from 1989 to 1990 at Ogilvy & Mather as a Senior Executive handling Corporate & Financial clients prior to forming his own company, Sutton Jones Multimedia in 1990. In 1997, Sutton Jones Multimedia was sold to Tempus plc (now WPP, one of the world's largest marketing companies). Afterwards, in 1997, Mr. Jones formed Interactive1, a company specializing in internet product development and integration, and established a subsidiary pioneering webcast company, Web Channels. Interactive1 developed intranet and extranet systems for clients including Shell, Nomura, Cisco, PricewaterhouseCoopers, Canon, Channel 4, Prudential and the US Dept of Energy from offices around the world. In January 2002, Mr. Jones resigned as CEO and CTO of Interactive1 to pursue the development of Narrowstep and sold all shares he held in that company. Mr. Jones is the son-in-law of Peter Siddall, Chairman of the Board.

CLIFFORD WEBB, Chief Operating Officer and a director, joined Narrowstep in November, 2003 and is responsible for the television production, broadcasting and sports internet output. He was the Managing Director of Sportshow Television Ltd. prior to its acquisition by Narrowstep in November, 2003, and is now in charge of Narrowstep's Sportshow Division and responsible for growing our sales and delivery to sporting bodies, sports clubs and third parties requiring sports content. Mr. Webb is also responsible for the overall management of our main channel, High.TV. He founded Sportshows Television Ltd. in 1994, at which time the company began organizing and promoting international specialist sports events, while also building TV programming. Watersports have always been a main focus of the company, and Sportshows Television Ltd. is known throughout the world for its experience in yachting and windsurfing coverage. Mr. Webb was the main stockholder and Chairman of Sportshows Television Ltd. until its acquisition by Narrowstep.

DENNIS EDMONDS has been a director of Narrowstep since March 1, 2004. Mr. Edmonds originally qualified as a lawyer in South Africa, where he set up the Johannesburg law firm of Edmonds Dykes & Co. and worked as a senior partner from June, 1987 to March, 1990. In April, 1990, he moved to the United Kingdom where he worked at Munro McHarry Inc., a major London law firm, until October, 1991. Mr. Edmonds then worked for the law firm of Alsop Wilkinson from June, 1993 to January, 1996 and thereafter at the law firm of Donne, Mileham & Haddock until September, 2000. During his career as a corporate lawyer Mr. Edmonds has advised a range of banks, venture capitalists, corporations and governments on a spectrum of commercial issues. From September, 2000 until February, 2001, Mr. Edmonds worked as a corporate financier for ICE Securities, Ltd., a venture capital firm based in London. In addition, from February 14, 2001 to March 29, 2004, Mr. Edmonds served as a full time director of IcePartners.net, a private equity investment company, where his role was in negotiating and structuring corporate transactions and running investment companies. Since leaving IcePartners.net, Mr. Edmonds served on the board of directors of Setstone PLC, a mining company formerly registered on AIM, from June, 2004 to September, 2004 and has served as Chief Operating Officer of Dragonfly PLC, an AIM listed investment company since May, 2005. Mr. Edmonds is also the sole director of Fielding Properties

Limited, a private property company, and has been a consultant to Thomas Eggar, one of the leading law firms in the South East of England, since December, 2004.

SHELLY PALMER has been a director of Narrowstep since November 24, 2004. For the past five years, Mr. Palmer has been the President and Chief Executive Officer of SLP Productions, Inc., a corporation that specializes in creative services and production. He has also been Managing Partner of Advanced Media Ventures Group LLC, a technology and marketing consulting practice, since July, 2005. Mr. Palmer is also 1st Vice President of the National Academy of Television Arts & Sciences, New York. He is a governor, a trustee and the chair of the Academy's Advanced Media Committee Mr. Palmer has been an inventor and a pioneer in emerging media and technology since the late 70's. He is an award-winning composer, award-winning television producer and seasoned advertising veteran.

ROGER WERNER has been a director of Narrowstep since March 28, 2006. Mr. Werner is a graduate of Trinity College in Hartford, CT, and holds a Masters in Business Administration from the University of Virginia. Mr. Werner is Chairman of WATV Productions, LLC, a television production and marketing company. From September 1994 until their sale to Fox and Comcast in July 2001, Mr. Werner created and served as Chief Executive Officer of the Speedvision and Outdoor Life cable television networks. From October 1990 to August 1994, Mr. Werner was President and Chief Executive Officer of Daniels Programming Ventures, which developed and managed Daniels' investment in the Prime Sports regional cable network group. From 1988 to 1990, Mr. Werner was President and Chief Executive Officer of ESPN, serving as Executive Vice President and Chief Operating Officer from 1982 to 1988. During this period, ESPN became the world's largest and most profitable cable television network. Prior to joining ESPN, he worked for the international management firm, McKinsey & Company.

JASON JACK, Chief Technology Officer, joined Narrowstep in May 2002 and is responsible for our technical operations, including our network, internal IT, and software development and operations. Mr. Jack, who is resident in California, designs and develops the majority of the software for our core products, working with other developers in the United Kingdom. From April, 2001 through May, 2002, Mr. Jack served as Executive Director of Interactive1 North America, where he worked on several projects with clients such as Lawrence Berkeley National Laboratories, and Cisco. Between December 2000 and April 2001 he was on sabbatical. From 1996 through December, 2000 Mr. Jack served as European IT Manager, CIA Medianetwork, part of Tempus Group plc (now WPP), where he ran several international projects, including; global network security, global intranet, and unified directory services. Prior to 1996, Mr. Jack spent ten years with Strategic Software Ltd., a leader in enterprise-class systems for ship brokers, where he developed the core messaging and database products across three generations of computing architecture. Mr. Jack joined Narrowstep in July, 2002 and became a full-time employee in October, 2002.

CAROLYN WALL, President, North America, joined Narrowstep in November 2005 and is responsible for sales, marketing and operations in North America. From 2001 to until joining Narrowstep, Ms. Wall was an independent sales and marketing consultant, including a period from 2003 until 2005 when she was a founding partner of Branded Radio Networks, an entrepreneurial venture to build a music and messaging service for retail stores. From 1998 until 2001, Ms Wall was Publisher of Newsweek magazine. From 1996 until joining Newsweek, Ms Wall was President of WBIS+, a partnership between Dow Jones and ITT which created New York's first new broadcast television station in 30 years. From 1994 until 1996, Ms Wall served as President and CEO of Cowles Business Media and spent the previous 12 years in a number of senior positions in News Corporation. Ms Wall became Publisher of New York Magazine in 1983 and progressed to Executive Vice President, Murdoch Magazines, VP General Manager, WNYW Fox 5 Television and Executive VP Sales and Development and a Director of News America, the American holding company of News Corporation, until 1994.

BOARD OF DIRECTORS AND BOARD COMMITTEES

The Board of Directors is currently fixed at eight members. Narrowstep's amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of (i) three Class I directorships (currently held by Messrs. Crowther, Palmer and Beaumont), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2006 (because the Company did not hold its annual meeting of stockholders in 2005, the Class I directorships will be up for election in 2006 along with the Class II directorships), (ii) three Class II directorships (currently held by Messrs. Siddall, Edmonds and Werner), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2006, and (iii) two Class III directorships (currently held by Messrs. Jones and Webb), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2007.

Our executive officers are elected by and serve at the discretion of the Board of Directors. Mr. Iolo Jones, an officer and director, is the son-in-law of Peter Siddall, the Chairman of the Board.

Narrowstep's Board of Directors currently acts as our audit committee and oversees the retention, performance and compensation of our independent auditors, and oversees and establishes procedures concerning systems of internal accounting and control. We intend to establish a separate audit committee in the future.

We have a standing compensation committee of the Board of Directors. The members of the compensation committee consist of Messrs. Webb, Siddall and Edmonds. The compensation committee's duties are to review and evaluate the salaries and incentive compensation of our management and employees and administer our 2004 Stock Plan.

CODE OF ETHICS

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is attached hereto as Exhibit 14.

DIRECTOR COMPENSATION

Directors are eligible to receive options to purchase shares of our common stock. There is no set formula for these grants and they may vary from director to director and from month to month. In addition, our non-employee directors are entitled to monthly compensation equal to a grant of options for 2,000 shares for each month of service, such options to be granted on a semi-annual basis and to have an exercise price equal to the fair market value of the common stock on the date of grant. Each director is also reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

INDEMNITY AGREEMENTS

Narrowstep has entered into an indemnity agreement with each of its directors and certain of its executive officers containing provisions that may require Narrowstep, among other things, to indemnify to the fullest extent permitted by law its executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

EMPLOYMENT AGREEMENTS

Salaries for certain named executive officers are stated in their respective employment or independent contractor agreements in pounds. For purposes of these summaries, all salary amounts stated in pounds have been converted to US dollars based on the exchange rate as of November 23, 2005 of $1.72 = (pound)1.00.

STEPHEN BEAUMONT. Stephen Beaumont, our Chief Executive Officer and President, is a party to an employment agreement with Narrowstep Ltd., our wholly owned subsidiary, dated October 27, 2005. His employment agreement generally continues until terminated by either party upon one months' notice or until he is 65 years old. Under his employment agreement, Mr. Beaumont is entitled to receive a base salary of $209,000 per year. Mr. Beaumont's salary will be reviewed by our compensation committee on January 1, 2007 and annually thereafter and his ongoing salary will be dependent on our profitability and the efficiency of our financial operations. Pursuant to the agreement, Mr. Beaumont was granted Narrowstep stock options for 350,000 shares, 100,000 of which vest immediately upon joining at closing price on the date of grant and an additional 100,000 of which vest upon completion of three months from joining, 50,000 of which vest upon Narrowstep achieving quarterly operating profitably and an additional 100,000 of which vest upon Narrowstep achieving audited annual profitability.

If Mr. Beaumont's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Beaumont's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of six months after he stops working for us. Under his employment agreement, Mr. Beaumont is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

IOLO JONES. Iolo Jones, our former Chief Executive Officer and President and current Founder and Chief Strategy Officer, is a party to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated March 28, 2006, as amended. His employment agreement generally continues until terminated by either party upon 6 months' notice or until he is 65 years old. Under his employment agreement, Mr. Jones is entitled to receive a base salary of $137,600 per year.

If Mr. Jones's employment is terminated by us without cause on less than 6 months' notice, Mr. Jones is entitled to receive his salary for that part of the period of notice which was not given. If Mr. Jones's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Jones's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of six months after he stops working for us. Under his employment agreement, Mr. Jones is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

Pursuant to the terms of his prior employment agreement, Mr. Jones was granted options for 942,664 shares in March 2005 due to dilution occurring on or prior to December 31, 2004. On February 13, 2006, our Board of Directors confirmed via Unanimous Written Consent that it is in the best interests of the Company and its stockholders that no further options be issued to Mr. Jones pursuant to the terms of the "antidilution provisions" of his employment agreement.

PAUL ROBINSON. Paul Robinson, our Sales Director until March 10, 2005, was employed pursuant to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated May 10, 2002 as amended. Mr. Robinson resigned on March 10, 2005. Under his employment agreement, Mr. Robinson was entitled to receive a base salary of $72,240 per year, until we achieved a profit, when his salary would have increased to a rate of $129,000. In addition, Mr. Robinson was to be paid a bonus equal to 5% of the gross revenue from sales he generated. Under the terms of his employment agreement, Mr. Robinson was granted Narrowstep stock options for 500,000 shares, all of which options lapsed without being exercised.

Mr. Robinson's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of twelve months after he stopped working for us. Under his employment agreement, Mr. Robinson is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

JASON JACK. Jason Jack, our Chief Technology Officer, is a party to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated October 1, 2002, as amended. His employment agreement generally continues until terminated by either party upon three months' notice, by us upon one months' notice in the event of Mr. Jack's disability as specified in the agreement, or until he is 60 years old. With Mr. Jack's consent, Narrowstep Inc. has assumed this employment agreement and Jason Jack is currently an employee of Narrowstep Inc. Under the terms of this arrangement, Narrowstep Inc., Narrowstep Ltd. and Mr. Jack have agreed that Mr. Jack will be paid in US dollars and will receive a base salary of $108,000 per year, which is equal to the salary Mr. Jack was entitled to receive under the employment agreement based on the exchange rate as of February 28, 2004. On January 1, 2004, Mr. Jack was granted Narrowstep stock options for 777,252 shares with an exercise price of $0.20 and an expiration date of December 31, 2008, 25% of which options vested immediately, 25% of which vested on July 1, 2004, 40% of which vested on July 1, 2005 and the remaining 10% of which vest on July 1, 2006. In addition, on August 11, 2005, Mr. Jack was granted additional options for an aggregate of 1,000,000 shares with an exercise price of $1.20 per share and an expiration date of August 11, 2015, 250,000 of which vested immediately, 250,000 of which vest on July 1, 2006, 250,000 of which vest on July 1, 2007 and 250,000 of which vest on July 1, 2008. On March 24, 2006, Mr Jack was paid a non-contractual bonus of $10,000 for his services in 2005.

If Mr. Jack's employment is terminated by us without cause on less than three months' notice, Mr. Jack is entitled to receive his salary for that part of the period of notice which was not given. If Mr. Jack's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Jack's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of twelve months after he stops working for us.

Under his employment agreement, Mr. Jack is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

STEVEN CROWTHER. Steven Crowther, our Senior Vice President, Chief Financial Officer, Secretary and Treasurer, effective as of January 1, 2005 is a party to an employment agreement with Narrowstep dated January 1, 2005. His employment continues until he is 60 years old or until terminated by us for cause as specified in the agreement or by either party upon three months' notice until June 1, 2005 or after June 1, 2005, by either party upon six months' notice. Subject to approval of Narrowstep's board of directors, the notice period for termination by either party after July 1, 2006 will be increased to 12 months. In addition, Mr. Crowther's employment may be terminated by us the event of his disability by giving the requisite notice for termination by either party or, upon his eligibility to participate in a Narrowstep provided long term disability plan, by us upon one months' notice. Under his employment agreement, Mr. Crowther is entitled to receive a base salary at an annual rate of $135,000 per year from January 1 to June 30, 2005, $150,000 per year from July 1 to December 31, 2005, $175,000 per year from January 1 to June 30, 2006 and $190,000 per year from July 1 to December 31, 2006. Mr. Crowther's salary will be reviewed by our compensation committee on January 1, 2007 and annually thereafter and his ongoing salary will be dependent on our profitability and the efficiency of our financial operations. Mr. Crowther will also be eligible to be paid a bonus equal to 1% of the audited annual net profits for Narrowstep and its subsidiaries, up to a maximum of $1,000,000 per fiscal year.

Pursuant to the agreement, Mr. Crowther was granted fully-vested options for 500,000 shares with an exercise price of $1.20 in March, 2005 and is entitled to be granted additional options for another 100,000 shares commencing on January 1, 2006 and on January 1 of every subsequent year of employment, each with an exercise price equal to the fair market value at the date of grant. 50% of these additional options will vest on grant and 50% will vest two years after grant. In addition, on August 11, 2005, Mr. Crowther was granted additional options for 500,000 shares with an exercise price of $1.20 per share and an expiration date of August 11, 2015, 100,000 of which vested immediately and the remaining 400,000 of which vest on July 1, 2006.

Under the terms of his agreement, Mr. Crowther was also entitled to a minimum contribution of $4,000 towards his selected pension plan for the 2005 calendar year and Narrowstep agreed to undertake a review of pension provisions for all senior officers, to implement a health insurance plan for senior officers as soon as is practical and in any event no later than October 1, 2005 and to undertake to implement directors and officers liability insurance. The Company did not implement such a health insurance plan and reimbursed Mr Crowther for premiums for his continuing medical coverage under COBRA, in the amount of $5,838 in the year ended February 28, 2006. The Company intends to undertake such review of medical insurance and pension provision as soon as practicable in the current financial year.

If Mr. Crowther's employment is terminated by us without cause, Mr. Crowther is entitled to receive his salary for the period of notice and will not be required to work for that period. In the event that he elects to continue medical coverage under COBRA at such time and continues to make payments in the amount of his previous contributions, Narrowstep will also pay the amount of the remaining cost of such coverage during the notice period unless health coverage is available to Mr. Crowther from a subsequent employer. If Mr. Crowther's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Crowther's employment agreement generally prohibits him from soliciting, in a manner that directly or indirectly competes with us, any person or entity who was our employee, independent contractor, customer, client, agent or supplier during the period of 12 months prior to termination of his employment, and from providing any services similar to those which Narrowstep provided during the 12 months prior to termination of his employment for any such customer, client, agent or supplier, all for a period of 18 months after he stops working for us. Under his employment agreement, Mr. Crowther is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

CLIFFORD WEBB. Clifford Webb, our Chief Operating Officer, is a party to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated November 27, 2003 as amended. His employment agreement is for a period of 12 months and then generally continues thereafter until terminated by either party upon six months' notice, by us upon one months' notice in the event of Mr. Webb's disability as specified in the agreement, or until he is 60 years old. Under his employment agreement, Mr. Webb is entitled to receive a base salary of $180,000 per year. Pursuant to the agreement, Mr. Webb was granted Narrowstep stock options for 250,000 shares, 50,000 of which vest upon Narrowstep achieving quarterly operating profitably, an additional 100,000 of which vest upon Narrowstep achieving audited annual profitability, and the remaining 100,000 of which vest upon Narrowstep achieving subsequent annual profits growth of at least 10%, each with an exercise price of $0.30. In addition, on August 11, 2005, Mr. Webb was granted additional options for 1,000,000 shares, with an exercise price of $1.20 per share and an expiration date of August 11, 2015, 500,000 of which vested immediately and 500,000 of which vested on January 1, 2006.

If Mr. Webb's employment is terminated by us without cause on less than six months' notice, Mr. Webb is entitled to receive his salary for that part of the period of notice which was not given. If Mr. Webb's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Webb's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of twelve months after he stops working for us. Under his employment agreement, Mr. Webb is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment.

In addition, the Agreement of Purchase and Sale of Stock dated November 14, 2003 relating to our purchase of certain shares of Sportshows Television Ltd. from Mr. Webb, prohibited Mr. Webb from competing with Narrowstep until November 26, 2005. The purchase and sale agreement also prohibits Mr. Webb from soliciting our employees or customers until the later of November 26, 2005, or 18 months after they cease to be employees or customers, respectively.

Mr. Webb is also a participant in a non-contributory defined contribution pension plan available to certain employees of Sportshows Television Ltd.

CAROLYN WALL. Carolyn Wall, the President of Narrowstep North America, is a party to an employment agreement with Narrowstep Inc. dated October 3, 2005. Her employment agreement generally continues until terminated by either party upon one months' notice in the first six months of employment, and thereafter, by three months' notice. Under her employment agreement, Ms. Wall is entitled to a base salary of $125,000 per year. Ms. Wall's salary will be reviewed by our compensation committee on January 1, 2007 and annually thereafter and her ongoing salary will be dependent on our profitability and the efficiency of our financial operations. Pursuant to the agreement, Ms. Wall was granted Narrowstep stock options for 200,000 shares, 100,000 of which vest immediately upon joining at closing price on the date of grant and an additional 100,000 of which vest upon completion of three months from joining. In addition, Ms. Wall will be granted 100,000 share options per $1,000,000 of audited profit from the United States, payable after the audit is signed off at closing price on the date of the grant for the period of December 1, 2005 to February 28, 2007.

If Ms. Wall's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Ms. Wall's employment agreement generally prohibits her from soliciting, in a manner that directly or indirectly competes with us, any person or entity who was our employee, independent contractor, customer, client, agent or supplier during the period of 12 months prior to termination of her employment, and from providing any services similar to those which Narrowstep provided during the 12 months prior to termination of her employment for any such customer, client, agent or supplier, all for a period of 12 months after she stops working for us. Under her employment agreement, Ms. Wall is also bound to keep certain information confidential and to assign to us any intellectual property developed by her during the term of her employment.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table shows the aggregate remuneration paid by us for each of the three fiscal years ended February 28, 2006 to our chief executive officer and our four other most highly compensated officers. We will use the term "named executive officers" to refer to these people later in this report. Salaries for certain named executive officers are paid in pounds. For purposes of this table, all salary amounts paid in pounds have been converted to US dollars based on the average exchange rate for such fiscal year.

                                                                                                                ALL OTHER
                                        ANNUAL COMPENSATION           LONG-TERM COMPENSATION                  COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
                             FISCAL YEAR                                            SECURITY
                                ENDED                               RESTRICTED     UNDERLYING       LTIP
NAME AND PRINCIPAL            FEBRUARY                                STOCK       OPTIONS/SAR     PAYOUTS
POSITION                         28,        SALARY       BONUS      AWARDS ($)        (#)
------------------------------------------------------------------------------------------------------------------------------
Iolo Jones *                     2006      $154,857     $     --    $      --         942,664    $      --     $        --
  Chief Strategy Officer         2005        75,600           --           --              --           --              --
                                 2004        75,600           --           --              --           --              --

Stephen Beaumont **              2006        52,657           --           --         900,000           --              --
  Chief Executive Officer        2005            --           --           --              --           --              --
  and President                  2004            --           --           --              --           --              --

Jason Jack                       2006       108,000       10,000           --       1,000,000           --              --
  Chief Technology Officer       2005       108,000           --           --              --           --              --
                                 2004       108,000           --           --         777,252           --              --

Clifford Webb                    2006       138,739           --           --       1,000,000           --          12,250
  Chief Operating Officer        2005       135,000           --           --              --           --          15,926
                                 2004       135,000           --           --         250,000           --              --

Steven Crowther  ***             2006       153,833           --           --       1,100,000           --           5,838
  Senior Vice President,         2005        22,500           --           --              --           --             667
  Chief Financial Officer,       2004            --           --           --              --           --              --
  Secretary and Treasurer

* Iolo Jones served as our Chief Executive Officer and President until March 28, 2006.
** Stephen Beaumont was appointed Senior Vice President in February 2006 and most recently was appointed Chief Executive Officer and President on March 28, 2006.
*** Steven Crowther began serving as our Chief Financial Officer on January 1, 2005.

OPTION GRANTS IN LAST FISCAL YEAR.

------------------------- ---------------------- ----------------------- ----------------------- ----------------------
                           NUMBER OF SECURITIES
                                UNDERLYING         PERCENTAGE OF TOTAL
                           OPTIONS/SARS GRANTED   OPTIONS/SARS GRANTED
                             TO EMPLOYEES AND       TO EMPLOYEES AND
          NAME                   ADVISORS                ADVISORS         EXERCISE PRICE ($/SH)     EXPIRATION DATE

------------------------- ---------------------- ----------------------- ----------------------- ----------------------
 Iolo Jones                942,864                15%                     1.20                    2/28/2015
------------------------- ---------------------- ----------------------- ----------------------- ----------------------
 Stephen Beaumont          200,000                14%                     1.50                    11/15/2015
                           250,000                                        1.00                    2/28/2016
                           450,000                                        1.50                    2/28/2016
------------------------- ---------------------- ----------------------- ----------------------- ----------------------
 Jason Jack                1,000,000              16%                     1.20                    8/11/2015
------------------------- ---------------------- ----------------------- ----------------------- ----------------------
 Clifford Webb             1,000,000              16%                     1.20                    8/11/2015
------------------------- ---------------------- ----------------------- ----------------------- ----------------------
 Steven Crowther           500,000                17%                     1.20                    2/28/2015
                           500,000                                        1.20                    8/11/2015
                           100,000                                        0.90                    1/17/2016
------------------------- ---------------------- ----------------------- ----------------------- ----------------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES TABLE. The following table provides data regarding stock options exercised by the named executive officers during the fiscal year ended February 28, 2006 and the number of shares of Narrowstep common stock covered by both exercisable and non-exercisable stock options held by the named executive officers at February 28, 2006. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $1.20, the fair market value of Narrowstep's common stock on February 28, 2006.

                                                                         NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                                                                              OPTIONS/SARS              MONEY OPTIONS / /SARS AT
                                                                          AT FEBRUARY 28, 2006          FEBRUARY 28, 2006 ($)(1)
                        GRANT      SHARES ACQUIRED       VALUE
NAME                    TYPE       ON EXERCISE (#)    REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE

Iolo Jones             Option                   --              --        942,864               --        160,253               --
Stephen Beaumont       Option                   --              --        450,000          450,000         92,500               --
Jason Jack             Option                   --              --        949,527          827,725        860,947          218,438
Clifford Webb          Option                   --              --      1,000,000          250,000        170,000          267,500
Steven Crowther        Option                   --              --        650,000          450,000        125,500           91,500

(1) These amounts represent the difference between the exercise price of the stock options and the February 28, 2006 closing price of the Company's common stock on the OTC Bulletin Board of $1.37.

2004 STOCK PLAN

The Narrowstep, Inc. 2004 Stock Plan was adopted by vote of our Board of Directors on December 15, 2003 and became effective on January 1, 2004. The plan was amended by vote of the Board of Directors in July, 2004, and the plan, as amended, was approved by stockholders in July, 2004. The plan is designed to attract, retain and reward our employees, directors and consultants by allowing them to participate in Narrowstep's growth through the acquisition of shares of our common stock or other performance awards. Ten million shares are reserved for issuance under the plan. No more than 5,000,000 shares may be the subject of awards to any participant during any calendar year. The term of the plan is 10 years, and options granted under the plan can have a term of no more than 10 years.

Under the plan, participants may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock based awards. Options awarded under the plan may be either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The plan is administered by our Board of Directors or by a committee appointed by the Board. The Board (or such committee) has authority to, among other things, determine when awards will be granted, the award recipients, the size and type of each award, vesting and forfeiture terms and all other terms and conditions of awards. The Board may also amend, suspend or terminate the plan at any time, but without stockholder approval, no amendment may increase the number of shares available for issuance under the plan, materially change eligibility terms or extend the term of the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock for (i) each person known by us to own beneficially more than five percent of our outstanding common stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them. The numbers in the table reflect shares held as of April 24, 2006 and are based upon 45,136,474 shares being outstanding: In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of April 24, 2006, or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

                                                                     NUMBER OF SHARES
                                                                       BENEFICIALLY        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNED              CLASS
--------------------------------------------------------------------------------------------------------
Iolo Jones (1)                                                            6,005,164            13.0
103 B South Hill Park
London NW3 2SP
United Kingdom

Clifford Webb (2)                                                         4,857,582            10.5
13 Muirdown Ave.
East Sheen, London SW14 8JX
United Kingdom

Allard de Stoppelaar (3)                                                  3,025,000             6.4
En Belleevue 8
1163 Etoy
Switzerland

Granahan McCourt Capital LLC (4)                                         10,000,000            19.9
PO Box AQ
Princeton, NJ 08542

MicroCapital Fund LLP (5)                                                 3,333,334             7.1
201 Post St, Suite 1001
San Francisco, CA 94108

Sano Ventures XII LLP (6)                                                 3,333,334             7.1
c/o Stanley Mauss
1700 Broadway, 17th Floor
New York, NY 10019

Roberto Lederboer (7)                                                     5,000,000            10.5
Zwolsestraat 13 K
Den Haag
2587 TX
Netherlands

Jason Jack (8)                                                            1,699,527             3.7
20822 Farnsworth Lane
Huntington Beach, CA  92646

Peter Siddall (9)                                                           164,234               *
9, Cavendish House
Southdowns Park, Haywards Heath
West Sussex RH16 4SL
United Kingdom

Steven Crowther (10)                                                        650,000             1.4
194 Clover Lane
Princeton, NJ  08540

Dennis Edmonds (11)                                                         127,957               *
Pips, Lewes Road
Ashurst Wood
West Sussex RH19 3TB
United Kingdom

Shelly Palmer(12)                                                           300,000               *
330 East 33rd St., 19M
New York, NY  10016

Stephen Beaumont (13)                                                       457,407             1.0
27 Petworth House
Davigdor Road
Brighton
BN3 1WG

Roger Werner (14)                                                         1,300,000             2.8
10 Barnstable Lane
Greenwich, CT 08630

Carolyn Wall (15)                                                           233,332               *
38 Westmere Ave
Rowayton, CT 06853

All Directors and Executive Officers as a group (9 persons) (16)         15,796,203            31.1

* Less than 1% of the outstanding shares.

(1) Includes 942,664 shares deemed to be beneficially owned by Mr. Jones pursuant to options exercisable within 60 days of April 24, 2006.

(2) Includes 1,000,000 shares deemed to be beneficially owned by Mr. Webb pursuant to options exercisable within 60 days of April 24, 2006.

(3) Held of record by Gerlach and Company on behalf of Allard de Stoppelaar. Includes 1,625,000 shares deemed to be beneficially owned by Mr. de Stoppelaar pursuant to options exercisable within 60 days of April 24, 2006 and 275,000 shares deemed to be beneficially owned by Mr. de Stoppelaar pursuant to warrants exercisable within 60 days of April 24 2006.

(4) Reflects 5,000,000 shares deemed to be beneficially owned by Granahan McCourt Capital LLC pursuant to warrants exercisable within 60 days of April 24, 2006.

(5) Reflects 1,666,667 shares deemed to be beneficially owned by MicroCapital Fund LLP pursuant to warrants exercisable within 60 days of April 24, 2006.

(6) Reflects 1,666,667 shares deemed to be beneficially owned by Sano Ventures XII LLC pursuant to warrants exercisable within 60 days of April 24, 2006.

(7) Reflects 2,500,000 shares deemed to be beneficially owned by Mr Lederboer pursuant to warrants exercisable within 60 days of April 24, 2006.

(8) Includes 949,527 shares deemed to be beneficially owned by Mr. Jack pursuant to options exercisable within sixty days of April 24, 2006.

(9) Reflects 165,234 shares deemed to be beneficially owned by Mr. Siddall pursuant to options exercisable within 60 days of April 24, 2006.

(10) Reflects 650,000 shares deemed to be beneficially owned by Mr. Crowther pursuant to options exercisable within 60 days of April 24, 2006.

(11) Reflects 127,957 shares deemed to be beneficially owned by Mr. Edmonds pursuant to options exercisable within 60 days of April 24, 2006.

(12) Reflects 300,000 shares deemed to be beneficially owned by Mr. Palmer pursuant to options exercisable within 60 days of April 24, 2006.

(13) Reflects 450,000 shares deemed to be beneficially owned by Mr. Beaumont pursuant to options exercisable within 60 days of April 24, 2006.

(14) Reflects 800,000 shares deemed to be beneficially owned by Mr. Werner pursuant to options and warrants exercisable within 60 days of April 24, 2006.

(15) Reflects 216,666 shares deemed to be beneficially owned by Ms. Wall pursuant to options and warrants exercisable within 60 days of April 24, 2006.

(16) Includes 5,602,048 shares deemed to be beneficially owned by the directors and executive officers pursuant to options exercisable within 60 days of April 24, 2006.

We are not aware of any arrangements which could result in a change in control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to Paul Robinson (an officer and a director until March 10, 2005) and Iolo Jones (an officer and a director), the following individuals are deemed to be promoters of Narrowstep under Securities and Exchange Commission regulations:

                                  Max Van Till
                                 Alberto Scorza
                              Allard de Stoppelaar
                                John Goedegebuure

Except as described herein, none of these promoters has received anything of value from us and we have not received anything of value from our promoters. Each of these persons receives a commission equal to 10% to 15% of the funds raised by them on Narrowstep's behalf. Commissions paid to these promoters through February 28, 2006 are as follows:

     o Max Van Till - $6,000 commission paid in fiscal year ended February 29, 2004; $16,800 commission paid in fiscal year ended February 28, 2005; and $0 commission paid in fiscal year ended February 28, 2006.

     o    Alberto Scorza - no commission paid

     o Allard de Stoppelaar - $133,905 commission paid in fiscal year ended February 29, 2004; $185,240 commission paid in fiscal year ended February 28, 2005 and $328,124 commission paid in fiscal year ended February 28, 2006; options for 1,625,000 were also granted to Mr. de Stoppelaar for the year February 29, 2004 as commission for funds raised. Warrants for 275,000 shares were granted to Mr. de Stoppelaar on August 31, 2005 as commission for funds raised.

     o John Goedegebuure - $8,695 commission paid in fiscal year ended February 28, 2003; no commission paid in fiscal years ended February 29, 2004 and February 28, 2005 and $150,000 in the year ended February 28, 2006.

Paul Robinson, Sales Director until March 10, 2005 and a promoter of Narrowstep Inc., owns 20% of Strella Ltd, a film production company, and has served on its Board since May 2003. For the year ended February 28, 2005, Strella Ltd was billed $11,728 for services provided. These bills were not paid and hence, the associated revenue was not recognized. The amount receivable from Strella Ltd as at February 28, 2005 was $46,953. This amount was provided for in the allowance for doubtful accounts at February 28, 2005 and was written off as a bad debt in the year ended February 28, 2006.

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

Revenues from Mobestar Ltd were $113,384 in the year ended February 28, 2005. There were no transactions with Mobestar Ltd in the year ended February 28, 2006 and there was no amount receivable as of February 28, 2005 and February 28, 2006.

Paul Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the years ended February 28, 2005 and February 28, 2006 The Content Corporation was billed $110,463 and $3,670 respectively for services provided. These bills were not paid and hence, the associated revenue was not recognized as income, but recorded as deferred revenue. The amount receivable from The Content Corporation as of February 28, 2005 was $99,397. This amount was provided for in the allowance for doubtful accounts as of February 28, 2005 and the total amount outstanding from The Content Corporation of $112,390 was written off as a bad debt in the year ended February 28, 2006.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. In the year ended February 28, 2006 and year ended February 28, 2005, LTR Consultancy was billed $71,422 and $46,325, respectively for services provided. These bills have not been paid and hence the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at February 28, 2006 was $112,655. This amount has been provided for in the allowance for doubtful accounts. In the year ended February 28, 2006 LTR Consultancy earned re-seller commissions of $9,752. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at November 30, 2005 in the amount of $9,752.

Pursuant to an Investor Relations Agreement with the Company in the year ended February 28, 2006, John Goedegeburre earned fees for investor relations services of $59,395. Of these fees, $40,056 was unpaid as of February 28, 2006.

Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in the year ended February 28, 2006, SLP Productions billed the Company $36,000 for consultancy services. Of these fees, $6,000 was unpaid as of February 28, 2006.

On December 2, 2005, the Company entered into a consultancy agreement with Roger
L. Werner Jr. Pursuant to this agreement, Mr. Werner is entitled to 30,000 share options to be granted at market price on the date of grant, for consultancy services in the year ended February 28, 2006. Mr. Werner became a shareholder in the Company on February 22, 2006 and a director of the Company on March 28, 2006.

ITEM 13.    EXHIBITS

The following exhibits are filed as part of this report:

 EXHIBIT
   NO                                 DESCRIPTION

   3.1         Amended and Restated Certificate of Incorporation (1)

   3.2         Amended and Restated By-laws (2)

   4.1         Specimen Common Stock Certificate (3)

   10.1  *     Agreement of Sale of Narrowstep Ltd. by Iolo Jones to
               Narrowstep Inc. by and between Narrowstep Inc. and Iolo Jones, dated June 11, 2002 (4)

   10.2  *     Agreement by and between Narrowstep Ltd. and Iolo Jones, dated
               May 10, 2002 (5)

  10.2.1 First Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc., and Iolo Jones, dated November 24, 2004
               (6)

  10.2.2 Second Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc. and Iolo Jones dated August 5, 2005 (7)

   10.3 Agreement by and between Narrowstep Ltd. and Paul Robinson, dated May 10, 2002 (8)

  10.3.1 First Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc., and Paul Robinson, dated November 24, 2004 (9)

   10.4 Agreement by and between Narrowstep Ltd. and Jason Jack, dated October 1, 2002 (10)

  10.4.1 First Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc., and Jason Jack, dated November 24, 2004
               (11)

   10.5  *     Agreement by and between Narrowstep Ltd. and Clifford Webb, dated November 27, 2003 (12)

  10.5.1 * First Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc., and Clifford Webb, dated November 24, 2004 (13)

  10.6.1 * Agreement by and between Narrowstep Ltd. and Adamao Ltd., dated September 1, 2004 (14)

  10.6.2 * First Amendment to Contractor Agreement by and among Narrowstep Ltd.. Narrowstep Inc. and Adamao Ltd., dated August 31, 2004 (15)

   10.7  *     Migration Server Agreement between Narrowstep and Rackspace
               Ltd., dated December 6, 2002 (16)

   10.8 Managed Hosting Agreement between Narrowstep and Rackspace Ltd., dated December 6, 2002 (17)

   10.9 Server Hosting Agreements between Narrowstep and Teleglobe Ltd., dated October 23, 2003 (18)

   10.10 Metacharge Merchant Agreement by and between Narrowstep and Metacharge Limited (19)

   10.11  *    Agreement of Purchase and Sale of Stock by and among Narrowstep
               Inc., Clifford Webb and Sportshow Television Ltd., dated November
               17, 2003 (20)

  10.11.1 *    Subscription Agreement for the purchase of Narrowstep Inc.
               common stock in exchange for shares of Sportshows Television
               Ltd., dated February 27, 2004 (21)

   10.12 + Agency Agreement between Narrowstep Inc. and Global Sportnet, dated February 4, 2004 (22)

   10.13  *    Narrowstep Inc. 2004 Stock Plan (23)

   10.14 TV Production and Distribution Agreement by and between Swedish Match Grand Prix AB and Sportshow Television Ltd., dated September 30, 2004 (24)

   10.15 Television Rights Agreement by and between Sportshows Television Ltd. and Professional Windsurfers Association World Tour, dated March 17, 2002 (25)

   10.16 Reseller's Legal Agreement by and between Narrowstep Ltd. and The Rendon Group, dated September 10, 2004 (26)

   10.17 Reseller's Legal Agreement by and between Narrowstep Ltd. and Twelve Stars Communications, Ltd., dated November 12, 2004 (27)

   10.18 Reseller's Legal Agreement by and between Narrowstep Ltd. and James Bailey, dated April 28, 2004 (28)

   10.19 Agreement by and between Narrowstep Inc. and Mobestar Ltd., dated February 9, 2004 (29)

   10.20 AD 2-ONE Representation Agreement by and between AD 2-ONE and High.tv, dated April 6, 2003 (30)

   10.21 Agreement by and between Narrowstep and Steven Crowther, dated January 1, 2005 (31)

   10.22 TV Production and Distribution Agreement by and between Narrowstep Ltd. and Swedish Match Grand Prix AB, dated May 3, 2005 (32)

   10.23 Letter Agreement by and between Narrowstep Inc. and Allard de Stoppelaar, dated May 11, 2005 (33)

   10.24 Agreement dated October 20, 2005 by and between Narrowstep Ltd. and ITV plc. (34)

   10.25 Purchase Agreement by and among Narrowstep Inc. and the Investors set forth on the signature pages dated February 24, 2006 (35)

   10.26 Registration Rights Agreement by and among Narrowstep Inc. and the Investors named in the Purchase Agreement dated as of February 22, 2006 (36)

   10.27 Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $0.60 per Share (37)

   10.28 Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $1.20 per Share (38)

    14         Code of Ethics

   16.1        Letter on change in certifying accountants (39)

    21         Subsidiaries of the registrant (40)

   23.1 Consent of Independent Registered Public Accounting Firm dated April 25, 2006

   23.2 Consent of Independent Registered Public Accounting Firm dated April 26, 2006

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------

(1) Previously filed as exhibit 3.4 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(2) Previously filed as exhibit 3.5 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(3) Previously filed as exhibit 4.1 to the Company's Form SB-2 which was filed on September 9, 2003 and is incorporated herein by reference.
(4) Previously filed as exhibit 10.1 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(5) Previously filed as exhibit 10.2 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(6) Previously filed as exhibit 10.2.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(7) Previously filed as exhibit 10.2.2 to the Company's Post Effective Amendment No. 2 to Form SB-2 which was filed on August 8, 2005 and incorporated herein by reference.
(8) Previously filed as exhibit 10.3 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(9) Previously filed as exhibit 10.3.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(10) Previously filed as exhibit 10.4 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(11) Previously filed as exhibit 10.4.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(12) Previously filed as exhibit 10.5 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(13) Previously filed as exhibit 10.5.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(14) Previously filed as exhibit 10.6.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(15) Previously filed as exhibit 10.6.2 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(16) Previously filed as exhibit 10.7 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(17) Previously filed as exhibit 10.8 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(18) Previously filed as exhibit 10.9 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(19) Previously filed as exhibit 10.10 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(20) Previously filed as exhibit 10.11 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(21) Previously filed as exhibit 10.11.1 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(22) Previously filed as exhibit 10.12 to the Company's Amendment No. 4 to Form SB-2 which was filed on March 4, 2005 and incorporated herein by reference.
(23) Previously filed as exhibit 16.1 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.
(24) Previously filed as exhibit 10.14 to the Company's Amendment No. 2to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(25) Previously filed as exhibit 10.15 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(26) Previously filed as exhibit 10.16 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(27) Previously filed as exhibit 10.17 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(28) Previously filed as exhibit 10.18 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.

(29) Previously filed as exhibit 10.19 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(30) Previously filed as exhibit 10.20 to the Company's Amendment No. 2 to Form SB-2 which was filed on December 6, 2004 and incorporated herein by reference.
(31) Previously filed as exhibit 10.21 to the Company's Amendment No. 4 to Form SB-2 which was filed on March 4, 2005 and incorporated herein by reference.
(32) Previously filed as exhibit 10.22 to the Company's Post Effective Amendment No. 2 to Form SB-2 which was filed on August 8, 2005 and incorporated herein by reference.
(33) Previously filed as exhibit 10.23 to the Company's Post Effective Amendment No. 2 to Form SB-2 which was filed on August 8, 2005 and incorporated herein by reference.
(34) Previously filed as exhibit 10.24 to the Company's Post Effective Amendment No. 3 to Form SB-2 which was filed on November 8, 2005 and incorporated herein by reference.
(35) Previously filed as Exhibit 10.1 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(36) Previously filed as Exhibit 10.2 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(37) Previously filed as Exhibit 10.3 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(38) Previously filed as Exhibit 10.4 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(39) Previously filed as exhibit 16.1 to Form 8-K which was filed on December 14, 2005 and incorporated herein by reference.
(40) Previously filed as exhibit 22.1 to the Company's Amendment No. 1 to Form SB-2 which was filed on July 12, 2004 and incorporated herein by reference.

+ Confidential portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by each of Ernst & Young LLP and Rothstein, Kass & Company, P.C. for the fiscal year ended February 28, 2006 and 2005 as applicable.

ERNST & YOUNG LLP                                     FISCAL YEAR ENDED FEBRUARY 28,
                                                          2006               2005
Audit Fees                                           $            0    $      116,308
Audit-Related Fees                                          280,211           317,655
Tax Fees                                                          0                 0
All Other Fees                                                    0                 0
                                                                  0                 0
                                                     --------------    --------------
                                                     $      280,211    $      433,963

ROTHSTEIN, KASS & COMPANY, P.C.                       FISCAL YEAR ENDED FEBRUARY 28,
                                                          2006               2005
Audit Fees                                           $       30,820    $            0
Audit-Related Fees                                           10,000                 0
Tax Fees                                                      7,885                 0
All Other Fees                                                    0                 0
                                                     --------------    --------------
                                                     $       48,705    $            0

Audit services of each of Ernst & Young LLP and Rothstein, Kass & Company, P.C. consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2006.

                                            NARROWSTEP INC.

                                            By:    /s/ Stephen Beaumont
                                                --------------------------------
                                                       STEPHEN BEAUMONT
                                                         PRESIDENT AND
                                                    CHIEF EXECUTIVE OFFICER

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 24, 2006.

              SIGNATURE                                  CAPACITIES                                DATE
------------------------------------ --------------------------------------------------  ------------------------

     /s/ Stephen Beaumont              President and Chief Executive Officer                  April 24, 2006
---------------------------------      (Principal Executive Officer) and Director
         STEPHEN BEAUMONT

                                       Senior Vice President, Chief Financial Officer
     /s/ Steven Crowther               (Principal Financial and Accounting Officer),          April 24, 2006
---------------------------------      Secretary, Treasurer and Director
         STEVEN CROWTHER

     /s/ Peter Siddall                 Chairman of the Board of Directors                     April 24, 2006
---------------------------------
         PETER SIDDALL

     /s/ Iolo Jones                    Chief Strategy Officer and Director                    April 24, 2006
---------------------------------
         IOLO JONES

     /s/ Clifford Webb                 Chief Operating Officer and Director                   April 24, 2006
---------------------------------
         CLIFFORD WEBB

     /s/ Dennis Edmonds                Director                                               April 24, 2006
---------------------------------
         DENNIS EDMONDS

     /s/ Shelly Palmer                 Director                                               April 24, 2006
---------------------------------
         SHELLY PALMER

     /s/ Roger Werner                  Director                                               April 24, 2006
---------------------------------
         ROGER WERNER



                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------- ----------
 CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC.                                      PAGE
----------------------------------------------------------------------------------------- ----------
 Report of independent registered public accounting firm                                   F-2
----------------------------------------------------------------------------------------- ----------
 Report of independent registered public accounting firm                                   F-3
----------------------------------------------------------------------------------------- ----------
 Consolidated balance sheet as of February 28, 2006                                        F-4
----------------------------------------------------------------------------------------- ----------
 Consolidated statements of operations for the years ended February 28, 2006 and
 February 28, 2005                                                                         F-5
----------------------------------------------------------------------------------------- ----------
 Consolidated statements of comprehensive loss for the years ended February 28, 2006
 and February 28, 2005                                                                     F-6
----------------------------------------------------------------------------------------- ----------
 Consolidated statements of changes in stockholders' equity for the years ended            F-7 -
 February 28, 2006 and February 28, 2005                                                   F-8
----------------------------------------------------------------------------------------- ----------
 Consolidated statements of cash flows for the years ended February 28, 2006 and           F-9 -
 February 28, 2005                                                                         F-10
----------------------------------------------------------------------------------------- ----------
 Notes to consolidated financial statements                                                F-11 -
                                                                                           F-32
----------------------------------------------------------------------------------------- ----------





                                                 F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Narrowstep Inc.

We have audited the accompanying balance sheet of Narrowstep Inc. and Subsidiaries (collectively, the "Company") as of February 28, 2006, and the related statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Narrowstep, Inc. and Subsidiaries as of February 28, 2006, and the results of its consolidated operations and its consolidated cash flows for the year ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                      /s/ Rothstein, Kass & Company, P.C.
                                      Rothstein, Kass & Company, P.C.


Roseland, New Jersey
April 5, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Narrowstep Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Narrowstep Inc. for the year ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated July 12, 2005, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 6.1, has completed an issuance of its common stock resulting in net proceeds of $7,590,393. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Narrowstep Inc. for the year ended February 28, 2005, in conformity with United States generally accepted accounting principles.



                                                      /s/ Ernst & Young LLP
                                                      ERNST & YOUNG LLP

July 12, 2005,
except for Note 6.1,
as to which the date is
April 5, 2006
London, England


                                    NARROWSTEP INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------- -------------------
                                                                                        FEBRUARY 28,
                                                                                            2006
                                                                                              $
=================================================================================== ===================
 ASSETS
 Current assets:
     Cash and cash equivalents                                                               2,232,854
     Short-term investments                                                                  2,500,000
     Accounts receivable, net of allowance for doubtful accounts of $201,715                   418,394
     Prepaid expenses and other current assets                                                 135,542
----------------------------------------------------------------------------------- -------------------
     Total current assets                                                                    5,286,790
----------------------------------------------------------------------------------- -------------------
 Property and equipment, net of accumulated depreciation                                       289,148
 Software development costs, net of accumulated amortization                                   146,166
 Goodwill                                                                                    1,157,581
 Intangible assets, net of accumulated amortization                                            113,173
----------------------------------------------------------------------------------- -------------------
 TOTAL ASSETS                                                                                6,992,858
=================================================================================== ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Current liabilities:
     Accounts payable                                                                          504,919
     Net obligations under capital leases, current                                              58,113
     Accrued expenses and other liabilities                                                    600,732
----------------------------------------------------------------------------------- -------------------
     Total current liabilities                                                               1,163,764
----------------------------------------------------------------------------------- -------------------

 Net obligations under capital leases - long-term                                               43,997
----------------------------------------------------------------------------------- -------------------
 Total liabilities                                                                           1,207,761
----------------------------------------------------------------------------------- -------------------
     COMMITMENTS
 STOCKHOLDERS' EQUITY:
     Common stock, $0.000001 par value, 450,000,000 shares authorized,
     45,136,474 issued and outstanding                                                              45
     Additional paid-in capital                                                             16,443,374
     Deferred stock compensation                                                             3,267,997
     Stock subscription receivable                                                          (1,410,000)
     Accumulated deficit                                                                   (12,494,059)
     Accumulated other comprehensive loss                                                      (22,260)
----------------------------------------------------------------------------------- -------------------
     Total stockholders' equity                                                              5,785,097
----------------------------------------------------------------------------------- -------------------

----------------------------------------------------------------------------------- -------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  6,992,858
=================================================================================== ===================
The accompanying notes are an integral part of these consolidated financial statements.

                             NARROWSTEP INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

    ----------------------------------------------- ------------------ -------------------
                                                        Year ended          Year ended
                                                       February 28,        February 28,
                                                          2006                 2005
                                                            $                    $
    =============================================== ================== ===================
     Revenue:
         Narrowcasting and other (including
         related party transactions of $0 for the
         year ended February 28, 2006, and $262,373
         for the year ended February 28, 2005)              1,499,633            517,061
         Production services                                1,206,629            858,552
    ----------------------------------------------- ------------------ -------------------
         Total revenue                                      2,706,262          1,375,613
    ----------------------------------------------- ------------------ -------------------

     Cost of revenue:
         Direct costs                                         925,911            697,925
         Software amortization                                129,850             96,758
    ----------------------------------------------- ------------------ -------------------
         Total costs of revenue                             1,055,761            794,683
    ----------------------------------------------- ------------------ -------------------
     Gross profit                                           1,650,501            580,930

     Operating expenses:
         Selling, general and administrative
         (including non-cash stock compensation
         expense of $1,344,915 for the year ended
         February 28, 2006 and $786,616 for the
         year ended February 28, 2005)                      5,936,659          5,177,277
    ----------------------------------------------- ------------------ -------------------
           Total operating expenses                         5,936,659          5,177,277
    ----------------------------------------------- ------------------ -------------------
     Loss from operations                                  (4,286,158)        (4,596,347)

     Other income                                               2,530              1,798
     Currency exchange losses                                  (6,149)           (10,507)
    ----------------------------------------------- ------------------ -------------------
     Net loss                                              (4,289,777)        (4,605,056)
    =============================================== ================== ===================

     Net loss per common share - basic and diluted             $(0.13)            $(0.16)
     Weighted-average number of outstanding, basic
     and diluted shares                                    32,190,594         28,124,781
    ----------------------------------------------- ------------------ -------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                             NARROWSTEP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


    ----------------------------------------------- ------------------ -------------------
                                                        Year ended          Year ended
                                                       February 28,        February 28,
                                                          2006                 2005
                                                            $                    $
    =============================================== ================== ===================
     Net loss                                              (4,289,777)         (4,605,056)
     Foreign currency translation
     adjustment                                               (36,669)            (14,444)
    ----------------------------------------------- ------------------ -------------------
     Comprehensive loss                                    (4,326,446)         (4,619,500)
    ----------------------------------------------- ------------------ -------------------


     The accompanying notes are an integral part of these consolidated financial statements.

                                                  NARROWSTEP INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------- -------------- ---------- ------------ --------------- -------------- -------------- ---------------- ------------
                                                                                                        ACCUMULATED
                                            ADDITIONAL                       STOCK                         OTHER
                    COMMON        COMMON     PAID-IN        STOCK        SUBSCRIPTION   ACCUMULATED    COMPREHENSIVE
                    SHARES        STOCK      CAPITAL     COMPENSATION     RECEIVABLE      DEFICIT      INCOME (LOSS)      TOTAL
                  OUTSTANDING       $           $             $               $              $               $              $
================ ============== ========== ============ =============== ============== ============== ================ ============
BALANCES -
MARCH 1, 2004       25,700,259         26    4,434,433       1,034,736              0    (3,599,226)           28,853    1,898,822
================ ============== ========== ============ =============== ============== ============== ================ ============
Common stock         1,938,920          2    2,154,415                                                                   2,154,417
sold in
private
placement, net
of expenses

Commission                                    (217,575)                                                                   (217,575)
paid for
private
placement
services
(including
related party
transactions
of $217,575)

Shares issued          864,875          1      864,874                                                                     864,875
in connection
with
acquisition of
Sportshows
Television Ltd
(20%)

Payment for            541,300          1      608,822                                                                     608,823
services in
kind

Stock options        1,330,389                 266,077                                                                     266,077
exercised

Net loss                                                                                 (4,605,056)                    (4,605,056)

Foreign                                                                                                       (14,444)     (14,444)
currency
translation

Stock                                                          177,795                                                     177,795
compensation
charge

---------------- -------------- ---------- ------------ --------------- -------------- -------------- ---------------- ------------
BALANCES  -         30,375,743         30    8,111,046       1,212,531              0    (8,204,282)           14,409    1,133,734
FEBRUARY 28,
2005
---------------- -------------- ---------- ------------ --------------- -------------- -------------- ---------------- ------------

                                                                F-7

---------------- -------------- ---------- ------------ --------------- -------------- -------------- ---------------- ------------
                                                                                                        ACCUMULATED
                                            ADDITIONAL                       STOCK                         OTHER
                    COMMON        COMMON     PAID-IN        STOCK        SUBSCRIPTION   ACCUMULATED    COMPREHENSIVE
                    SHARES        STOCK      CAPITAL     COMPENSATION     RECEIVABLE      DEFICIT      INCOME (LOSS)      TOTAL
                  OUTSTANDING       $           $             $               $              $               $              $
================ ============== ========== ============ =============== ============== ============== ================ ============
Common stock        14,420,389         15    9,822,503                     (1,560,000)                                   8,262,518
sold in
private
placement,  net
of expenses

Commission                                  (1,532,675)                       150,000                                   (1,382,675)
paid for
private
placement
services
(including
related party
transactions
of $760,702)

Fair value of                                                  710,550                                                     710,550
options and
warrants
issued in
connection
with private
placements

Stock options           85,000                  42,500                                                                      42,500
exercised

Payment for            255,342                                 649,619                                                     649,619
services in
kind
Net loss                                                                                 (4,289,777)                    (4,289,777)


Foreign                                                                                                       (36,669)     (36,669)
currency
translation

Stock                                                          695,297                                                     695,297
compensation
charge
================ ============== ========== ============ =============== ============== ============== ================ ============

BALANCES -          45,136,474         45   16,443,374       3,267,997     (1,410,000)  (12,494,059)          (22,260)   5,785,097
FEBRUARY 28,
2006
================ ============== ========== ============ =============== ============== ============== ================ ============

The accompanying notes are an integral part of these consolidated financial statements.

                             NARROWSTEP INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------- --------------- ---------------
                                                            YEAR ENDED      YEAR ENDED
                                                           FEBRUARY 28,    FEBRUARY 28,
                                                               2006            2005
                                                                 $               $
======================================================== =============== ===============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     (4,289,777)     (4,605,056)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                   520,806         410,145

Loss on disposal of property and equipment                        5,437          12,923

Stock-based compensation expense                                695,297         786,617

Goodwill impairment                                                   -         737,335

Fair value of options and warrants granted to third
party suppliers                                                 649,619               -

Changes in net cash attributable to changes in operating assets and liabilities:

Accounts receivable                                             (39,620)        (66,504)

Prepaid expenses and other current assets                       (48,335)         78,827

Accounts payable, accrued expenses and other                   (187,435)        527,061
liabilities
-------------------------------------------------------- --------------- ---------------
NET CASH USED IN OPERATING ACTIVITIES                        (2,694,008)     (2,118,652)
======================================================== =============== ===============

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                            (124,749)       (255,110)

Purchase of short term investment                            (2,500,000)              -

Capitalized software development costs                         (101,776)       (118,347)

Acquisition of Sportshows Television Ltd. adjusted for
cash acquired                                                         -         (18,990)
-------------------------------------------------------- --------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                        (2,726,525)       (392,447)
======================================================== =============== ===============
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                    7,590,393       1,936,840

Proceeds from exercise of stock options                          42,500         266,077

Deposits and repayments on capital leases, net                  (47,742)        (77,856)

Repayments on borrowings                                              -        (116,905)
-------------------------------------------------------- --------------- ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     7,585,151       2,008,156
-------------------------------------------------------- --------------- ---------------

                                           F-9


-------------------------------------------------------- --------------- ---------------
                                                            YEAR ENDED      YEAR ENDED
                                                           FEBRUARY 28,    FEBRUARY 28,
                                                               2006            2005
                                                                 $               $
======================================================== =============== ===============
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          2,164,618        (502,943)
-------------------------------------------------------- --------------- ----------------
Effect of exchange rates on change in cash                        9,445         (30,727)
-------------------------------------------------------- --------------- ----------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR           58,791         592,461
-------------------------------------------------------- --------------- ----------------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR              2,232,854           58,791
======================================================== =============== ================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Acquisition of subsidiary for obligation paid in
shares to principal stockholder                                       -         864,875
-------------------------------------------------------- --------------- ----------------

 The accompanying notes are an integral part of these consolidated financial statements.


                        NARROWSTEP INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

1.1.    ORGANIZATION

Narrowstep Inc. was incorporated in Delaware on May 9, 2002 and adopted a fiscal year-end of February 28th (or 29th). The accompanying consolidated financial statements include the accounts of Narrowstep Inc., and its wholly-owned subsidiaries Narrowstep Ltd. and Sportshows Television Ltd. ("STV"), (collectively, the "Company").

On September 18, 2002 Narrowstep Inc. acquired all of the outstanding common stock of Narrowstep Ltd., a company incorporated under the laws of England and Wales. Narrowstep Inc.'s activities prior to the acquisition consisted of raising capital.

Narrowstep Ltd. is in the business of developing, producing, transmitting and managing, via the Internet, television-like channels of streaming video broadcasts which are tailored for, and targeted to, specific audiences. Narrowstep Ltd. also offers a comprehensive range of related services which facilitate channel development, including consulting, channel design, maintenance, operation and content production.

On November 26, 2003 Narrowstep Inc. acquired 80% of the equity in STV, a company incorporated in England and Wales. On March 17, 2004, Narrowstep Inc. purchased the outstanding 20% minority interests in STV, making it a wholly-owned subsidiary of Narrowstep Inc. STV's main business is the filming and production of sporting events, plus distribution of TV programs internationally. The main areas of specialization are water sports such as sail boat racing, windsurfing, and extreme sports such as mountain biking, skating and snow sports.

1.2.    BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Narrowstep Inc. and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized as follows:

2.1.    USE OF ESTIMATES

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

2.2.    REVENUE RECOGNITION

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

Production services revenues include the following: (i) preparation, scripting and filming of a single or multiple series of events, (ii) live editing and encoding of such events, (iii) editing of footage and final production into programs in the Company's editing suites, and (iv) copying and delivery of the programs. Revenues are recognized once delivery of a program, in the form of edited tape, takes place. If it is a series then payments are staged and revenues recognized on completion of each discrete program. Any up-front fees are deferred and only recognized once the program, editing and production are complete. Until the revenues are earned and recognized any cash received up-front is treated as deferred revenue and any costs incurred in connection with services that have not been completed are capitalized as prepaid expenses.

The Company's revenue recognition policy complies with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", amended by SAB 104. Revenue is recognized when all of the following criteria are met:

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

2.3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance

2.4.    CASH AND CASH EQUIVALENTS

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. At February 28, 2006 cash equivalents consisted of money market accounts aggregating approximately $1,671,000. As of February 28, 2006 and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

2.5.    SHORT-TERM INVESTMENTS

Short-term investments consist of a certificate of deposit which matures on September 25, 2006.

2.6.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up calls and correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice.
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

2.7.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of accumulated depreciation. Costs of additions and substantial improvements to property and equipment are also capitalized. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

The Company computes depreciation for all property and equipment using the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are as follows:

            -------------------------------------- ------------------
                                                         YEARS
            ====================================== ==================
             Computer and other equipment                  3
            -------------------------------------- ------------------
             Furniture and fixtures                        4
            -------------------------------------- ------------------

2.8.    IMPAIRMENT OF LONG-LIVED ASSETS

The Company adheres to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

2.9.    SOFTWARE DEVELOPMENT COSTS

The Company accounts for its internal use software under SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use", which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software development costs consist primarily of programmers' compensation and benefits, where applicable. These costs are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

During the years ended February 28, 2006 and 2005, the Company capitalized $101,776 and $118,347, respectively, and recorded amortization expense of $129,850 and $96,758, respectively.

2.10.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite useful lives are amortized over their useful lives, which range from three to seven years.

2.11.   FOREIGN CURRENCY TRANSLATION

The Company complies with the accounting and disclosure requirements of SFAS No. 52 "Foreign Currency Translation." For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, statement of operations amounts are translated at an average exchange rate for the year. Assets and liabilities are translated at period end exchange rates. Translation adjustments are presented as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

2.12.   ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising and promotional costs charged to operations were $77,824 and $45,723 for the years ended February 28, 2006 and February 28, 2005, respectively.

2.13    COMPREHENSIVE INCOME

The Company complies with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income
(loss) and its components. SFAS No. 130 requires the Company's change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

2.14.   INCOME TAXES

Narrowstep Inc., the parent company, is a United States corporation and files corporate income tax returns in the United States. Narrowstep Ltd. and STV are companies incorporated in England and Wales and, as such, file their own corporate income tax returns in the United Kingdom. The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided in accordance with SFAS No. 109 "Accounting for Income Taxes", for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using currently enacted tax laws and the effects of any changes in income tax laws are included in the provision for income taxes in the period of enactment. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the asset will not be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

2.15.   STOCK-BASED COMPENSATION

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award

(with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will prospectively adopt SFAS No. 123(R) effective March 1, 2006. Based on stock options outstanding at February 28, 2006, the Company estimates SFAS No. 123(R) will require the Company to record approximately $547,000 in additional compensation expense for the year ending February 28, 2007.

2.16.   PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

Certain employees of STV are covered by a non-contributory defined contribution pension plan. Pension costs charged to operations were $12,250 and $15,926 for the years ended February 28, 2006 and 2005, respectively.

2.17.   BORROWINGS

At February 28, 2006 and 2005, the Company had overdraft facilities of approximately $104,000 and $107,000, respectively. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually renewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2006 and 2005, the overdraft facilities consisted of approximately $69,000 and $71,000 with Barclays Bank PLC, respectively and approximately $35,000 and $36,000 with Natwest Bank PLC, respectively. Neither facility was utilized on February 28, 2006. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate was 4.5% per annum as of February 28, 2006). The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate was 4.5% per annum as of February 28, 2006). The Barclays facility was reduced to $17,000 as of March 20, 2006. The Natwest facility is renewable by the bank on May 31, 2006.

2.18.   IMPACTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" (Opinion 20), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted. Management is currently evaluating the provisions of SFAS No. 154.

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

The total purchase price of $1,278,300 consisted of $1,201,602 in Narrowstep Inc. common stock, representing approximately 3 million shares and $76,698 in cash consideration. The shares have been valued at fair market value at November 26, 2003. The transaction has been accounted for under the purchase method of accounting under SFAS No. 141 "Business Combinations." The results of STV's operations are included in the Company's statement of operations from November 27, 2003. The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows:

         ------------------------------------------------- ------------
                                                                 $
         ================================================= ============
          Accounts receivable and other prepayments           149,044
          Property and equipment                              212,573
          Other intangible assets                             208,386
          Goodwill                                          1,009,744
         ------------------------------------------------- ------------
          TOTAL ASSETS ACQUIRED                             1,579,747
         ------------------------------------------------- ------------
          Accounts payable and other liabilities             (261,159)
          Bank overdraft                                      (40,288)
         ------------------------------------------------- ------------
          NET ASSETS ACQUIRED                               1,278,300
         ================================================= ============

On March 17, 2004, Narrowstep Inc. purchased the remaining outstanding 20% minority interests in STV for $883,865. The consideration consisted of 864,875 shares of Narrowstep Inc. common stock valued at $864,875 and $18,990 in cash consideration. The entire amount paid has been treated as goodwill, as no minority interests were recognized.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,157,581 as of February 28, 2006 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired of STV, and is not deductible for tax purposes.

Goodwill was reviewed for impairment for the year ended February 28, 2006 and no impairment was incurred. The fair value of the reporting unit was estimated using discounted cash flows in accordance with SFAS No. 144.

Goodwill was reviewed for impairment for the year ended February 28, 2005. Operating profits and cash flows were lower than expected in the year ended February 28, 2005. Based on this trend, expectations for future growth were lowered for the subsequent five years. This resulted in the recognition of an impairment loss in the amount of $737,335. The fair value of the reporting unit was estimated using discounted cash flows in accordance with SFAS No. 144.

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
         ----------------------------------------------------------

Intangible assets subject to amortization were as follows:

--------------------------- ----------------------------------------------
                                         FEBRUARY 28, 2006
--------------------------- ----------------------------------------------
                                              ACCUMULATED
                                COST         AMORTIZATION        NET
                                  $                $              $
=========================== ==============================================

 Brand names and trademarks       120,554            38,750        81,804
 Customer contracts                87,832            56,463        31,369
--------------------------- ----------------------------------------------
 TOTAL                            208,386            95,213       113,173
=========================== ==============================================

For the years ended February 28, 2006 and 2005, amortization expense for other intangible assets was $42,316 and $42,318, respectively. The estimated future annual amortization expense for other intangible assets is $42,317 for the fiscal year 2007, $23,494 for the fiscal year 2008, $17,222 for the fiscal years 2009 and 2010, and $12,918 for the fiscal year 2011.

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

----------------------------- --------------------

                               FEBRUARY 28, 2006
                                       $
============================= ====================

 Furniture and fixtures                   25,432
 Computer and other equipment          1,246,878
 Motor vehicles                           22,640
 Less: Accumulated                    (1,005,802)
 depreciation
----------------------------- --------------------
 NET BOOK VALUE                         289,148
============================= ====================

The Company leases certain equipment under various capital lease arrangements. Depreciation for assets recorded under capital lease agreements is disclosed within depreciation in the Consolidated Statements of Operations. Assets recorded under capital lease agreements included in property and equipment consisted of equipment with a cost of $297,288, with an associated balance of accumulated depreciation of $105,845, as at February 28, 2006.

6.      STOCKHOLDERS' EQUITY

6.1 During the years ended February 28, 2006 and 2005, the Company raised a total of $8,334,467 and $2,154,415, respectively, in a series of private equity placements. The amount raised at each price is given in the table below:

---------- ---------------------------------- ----------------------------------

              YEAR ENDED FEBRUARY 28, 2006       YEAR ENDED FEBRUARY 28, 2005

---------- ---------------------------------- ----------------------------------
                                   AMOUNT                            AMOUNT
PRICE         NO OF SHARES            $          NO OF SHARES           $
========== ================================== ==================================

$0.20                                                 77,288          15,457
$0.30                                                 50,000          15,000
$0.60           9,733,333         5,840,000
$1.00                                                250,000         250,000
$1.20           2,087,056         2,504,467        1,561,632       1,873,958
---------- ---------------------------------- ----------------------------------
TOTAL          11,820,389         8,344,467        1,938,920       2,154,415
========== ================================== ==================================

The proceeds of the offerings have been reduced by placement commissions in the amount of $672,124, legal expenses in the amount of $81,950 and non-cash placement expenses of $710,551 in the year ended February 28, 2006 and placement commissions of $217,575 and other placement expenses of $0 in the year ended February 28, 2005. As a result, the net proceeds of the offerings were $7,590,393 in the year ended February 28, 2006 and $1,936,840 in the year ended February 28, 2005. In addition, as of February 28, 2006, subscriptions were receivable in the amount of $1,560,000 for 2.6 million shares. These funds were received subsequent to February 28, 2006, reduced by a placement commission in the amount of $150,000.

6.2 During the year ended February 28, 2006 the Company granted options to purchase 942,664 shares to Iolo Jones, former President and Chief Executive Officer, Founder and Chief Strategy Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. These options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. These options were granted outside of the Narrowstep Inc. 2004 Stock Plan.

The Company granted options to purchase 20,000 shares to an independent contractor for services rendered during the year ended February 28, 2006. 15,000 of these options were granted on March 1, 2005 with an exercise price of $0.50 per share and 5,000 were granted on February 28, 2006 with an exercise price of $1.25 per share. These options were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as consultancy expenses and included in selling, general and administrative expenses in the consolidated statement of operations for the year ended February 28, 2006. These options were valued at a total of $15,568. The following assumptions were used in the Black Scholes option-pricing model:

         ------------------------------------- -----------------------
            Expected life                              2 years
         ------------------------------------- -----------------------
            Risk free interest rate                3.73% and 4.72%
         ------------------------------------- -----------------------

         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

During the year ended February 28, 2006 the Company granted warrants to purchase a total of 550,000 shares to two third parties in consideration for services related to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $282,578. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       4.02%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

During the year ended February 28, 2006, the Company granted warrants to purchase a total of 80,000 shares to five third parties in consideration for subscribing to the private placement of securities. These warrants were granted on August 31, 2005 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $41,102. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       4.02%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

On September 14, 2005 the Company issued a total of 155,342 shares to an independent contractor and individuals as consideration for services rendered. The cost of the shares, determined in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", was $260,975. This has been recorded as consulting expense.

On September 19, 2005 the Company issued a total of 100,000 shares to an independent contractor as consideration for services rendered. The cost of the shares, determined in accordance with EITF 96-18, was $165,000. This has been recorded as compensation expense.

On September 19, 2005, the Company granted warrants to purchase a total of 100,000 shares to an independent contractor for services rendered. These warrants were granted with an exercise price of $1.65 per share and are not exercisable until September 19, 2006. These warrants were valued at $164,076 under the provisions of SFAS No. 123 using the Black Scholes option-pricing model. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       3.93%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

During the year ended February 28, 2006 the Company granted warrants to purchase a total of 16,667 shares to two third parties in consideration for services related to the private placement of securities. These warrants were granted on February 28, 2006 with an exercise price of $0.60 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $15,232. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       4.72%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

During the year ended February 28, 2006 the Company granted warrants to purchase a total of 16,667 shares to two third parties in consideration for services related to the private placement of securities. These warrants were granted on February 28, 2006 with an exercise price of $1.20 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $10,779. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       4.72%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

During the year ended February 28, 2006 the Company granted options to purchase a total of 650,000 shares to a third party in consideration for services related to the private placement of securities. These warrants were granted on February 28, 2006 with an exercise price of $1.50 per share. These warrants were valued under the provisions of SFAS No. 123 using the Black Scholes option-pricing model and accounted for as an expense of the private placement. These warrants were valued at $360,860. The following assumptions were used in the Black Scholes model:

         ------------------------------------- -----------------------
            Expected life                                2 years
         ------------------------------------- -----------------------
            Risk free interest rate                       4.72%
         ------------------------------------- -----------------------
            Volatility                                      75%
         ------------------------------------- -----------------------
            Dividend yield                                   0%
         ------------------------------------- -----------------------

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

The Company accounts for the Incentive Plan under the recognition and measurement principles of APB 25. The following table summarizes activity of the Company's Incentive Plan for the years ended February 28, 2006 and February 28, 2005:

        --------------------------------------------- -------------- ------------------
                                                                      WEIGHTED-AVERAGE
                                                         NUMBER OF     EXERCISE PRICE
                                                          SHARES             $
        --------------------------------------------- -------------- ------------------
         Outstanding at February 29, 2004                 2,527,252              0.21
         Forfeited                                         (765,000)             0.21
        --------------------------------------------- -------------- ------------------
         Outstanding at February 28, 2005                 1,762,252              0.22
         Granted                                          5,348,191              1.17
         Exercised                                          (85,000)             0.50
         Forfeited                                         (150,000)             0.20
        --------------------------------------------- -------------- ------------------
         Outstanding at February 28, 2006                 6,875,443              0.95
        --------------------------------------------- -------------- ------------------
         Shares exercisable at February 28, 2005            813,626              0.20
        --------------------------------------------- -------------- ------------------
         Shares exercisable at February 28, 2006          4,807,718              0.89
        --------------------------------------------- -------------- ------------------

Of the options granted, 260,000 incorporate performance criteria as follows:

        o 10,000 vest on achievement of a quarterly profit of $27,000 in aggregate for two channels;

        o 50,000 vest on achievement of a quarterly profit for the Company;

        o 100,000 vest on achievement of an annual profit as shown in the Company's audited financial statements; and

        o 100,000 vest on the achievement of a 10% growth in annual profit as shown in the Company's audited consolidated financial statements.

During the year ended February 28, 2006, 150,000 options previously subject to performance criteria became fully vested and 150,000 were forfeited.

These options are treated as variable compensatory options under APB 25 and the expense is based on the intrinsic value, re-measured at each balance sheet date and spread over the performance period.

Information related to the stock options outstanding as of February 28, 2006 is as follows:

   -------------- -----------------------------------------------------------
                                      FEBRUARY 28, 2006
   -------------- -----------------------------------------------------------
                                     WEIGHTED -
                                      AVERAGE
     EXERCISE                         EXERCISE        WEIGHTED - AVERAGE
      PRICES       STOCK OPTIONS       PRICE         REMAINING CONTRACTUAL
         $          OUTSTANDING          $               LIFE (YEARS)
   -------------- ---------------- -------------- ---------------------------
          0.20        1,442,252           0.20                         3.3
          0.30          250,000           0.30                         2.8
          0.40           20,000           0.40                         2.8
          0.50          330,000           0.50                        4.15
          0.90          130,000           0.90                         9.9
          1.00          250,000           1.00                          10
          1.20        3,300,000           1.20                         9.4
          1.25          110,000           1.25                          10
          1.50        1,043,191           1.50                         9.8
   -------------- ---------------- -------------- ---------------------------
    TOTAL              6,875,443          0.95                         7.7
   ============== ================ ============== ===========================

Information related to the vested stock options as of February 28, 2006 is as follows:

   -------------- -----------------------------------------------------------
                                      FEBRUARY 28, 2006
   -------------- -----------------------------------------------------------
                                     WEIGHTED -
                                      AVERAGE
     EXERCISE                         EXERCISE        WEIGHTED - AVERAGE
      PRICES       STOCK OPTIONS       PRICE         REMAINING CONTRACTUAL
         $             VESTED             $              LIFE (YEARS)
   -------------- ---------------- -------------- ---------------------------
          0.20        1,364,527           0.20                         3.3
          0.40           10,000           0.40                         2.8
          0.50          330,000           0.50                        4.15
          0.90           65,000           0.90                         9.9
          1.00          250,000           1.00                          10
          1.20        2,150,000           1.20                         9.3
          1.25           90,000           1.25                          10
          1.50          548,191           1.50                         9.7
   -------------- ---------------- -------------- ---------------------------
    TOTAL             4,807,718           0.89                         7.3
   ============== ================ ============== ===========================

Information related to other outstanding and fully vested stock options issued outside of the Incentive Plan as of February 28, 2006 is as follows:

   -------------- -----------------------------------------------------------
                                      FEBRUARY 28, 2006
   -------------- -----------------------------------------------------------
                                     WEIGHTED -
                                      AVERAGE
     EXERCISE                         EXERCISE        WEIGHTED - AVERAGE
      PRICES       STOCK OPTIONS       PRICE         REMAINING CONTRACTUAL
         $          OUTSTANDING          $               LIFE (YEARS)
   -------------- ---------------- -------------- ---------------------------
          0.20          149,106           0.20                         2.8
          0.40        1,000,000           0.40                         2.8
          1.00          500,000           1.00                         2.8
          1.20          942,664           1.20                         9.0
          1.25            5,000           1.25                         5.0
          1.50          650,000           1.50                         5.0
   -------------- ---------------- -------------- ---------------------------
    TOTAL             3,246,770           0.94                        5.06
   ============== ================ ============== ===========================

Information related to outstanding and fully vested warrants as of February 28, 2006 is as follows:

   -------------- -----------------------------------------------------------
                                      FEBRUARY 28, 2006
   -------------- -----------------------------------------------------------
                                     WEIGHTED -
                                      AVERAGE
     EXERCISE                         EXERCISE        WEIGHTED - AVERAGE
      PRICES          WARRANTS         PRICE         REMAINING CONTRACTUAL
         $          OUTSTANDING          $               LIFE (YEARS)
   -------------- ---------------- -------------- ---------------------------
          0.01          100,000           0.01                         4.5
          0.60        4,883,333           0.60                         5.0
          1.20        5,513,333           1.20                         4.9
   -------------- ---------------- -------------- ---------------------------
    TOTAL            10,496,666           0.91                         4.9
   ============== ================ ============== ===========================

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

   -------------------------------- ------------------- -------------------
                                         YEAR ENDED         YEAR ENDED
                                     FEBRUARY 28, 2006   FEBRUARY 28, 2005
                                             $                   $
   ================================ =================== ===================
     Net loss as reported                  (4,289,777)         (4,605,056)
   -------------------------------- ------------------- -------------------
     Add: Stock-based employee                695,297             177,795
     compensation included in
     reported net income
   -------------------------------- ------------------- -------------------
     Less: Pro forma stock based
     compensation expense                  (3,019,438)           (215,314)
   -------------------------------- ------------------- -------------------
     Pro forma net loss                    (6,613,918)         (4,642,575)
   -------------------------------- ------------------- -------------------
     Basic and diluted loss per
     share as reported                         $(0.13)             $(0.16)
   -------------------------------- ------------------- -------------------
     Pro forma basic and diluted
     loss per share                            $(0.21)             $(0.17)
   -------------------------------- ------------------- -------------------
     Weighted-average common
     shares outstanding                    32,190,594          28,124,781
   -------------------------------- ------------------- -------------------

The weighted-average fair value of options granted during year ended February 28, 2006, where the stock price was greater than the exercise price on the date of grant, was $0.83 per option, the weighted average fair value of options granted where the stock price was equal to the exercise price on the date of grant was $0.53 per option and the weighted average fair value of options granted where the stock price was less than the exercise price on the date of grant was $0.60 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

   ------------------------------- -----------------
    Expected life in years                        2
   ------------------------------- -----------------
    Risk-free interest rate          3.73% to 4.72%
   ------------------------------- -----------------
    Volatility                                  75%
   ------------------------------- -----------------
    Dividend yield                               0%
   ------------------------------- -----------------

The weighted-average fair values for options granted during the year ended February 28, 2005, where the stock price is greater than the exercise price, was $0.44 per option and the weighted average fair value for options granted where the stock price is equal to the exercise price was $0.01. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

   ------------------------------- -----------------
    Expected life in years                   1.5 -5
   ------------------------------- -----------------
    Risk-free interest rate            1.8% to 3.1%
   ------------------------------- -----------------
    Volatility                                  75%
   ------------------------------- -----------------
    Dividend yield                               0%
   ------------------------------- -----------------

8.      INCOME TAXES

The components of net loss before income taxes for the consolidated group are as follows:

------------------------------------ ---------------- ----------------
                                        YEAR ENDED       YEAR ENDED
                                       FEBRUARY 28,     FEBRUARY 28,
                                           2006             2005
                                            $                 $
                                     ---------------- ----------------
United States                           (2,427,885)       (1,271,613)
Foreign                                 (1,861,892)       (3,333,443)
------------------------------------ ---------------- ----------------
Net loss before income taxes            (4,289,777)       (4,605,056)
------------------------------------ ---------------- ----------------

The Company did not incur taxes because of net losses in the years ended February 28, 2006 and 2005.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

----------------------------------------- ---------------- ----------------
                                             YEAR ENDED       YEAR ENDED
                                            FEBRUARY 28,     FEBRUARY 28,
                                                2006             2005
                                                 $                 $
                                          ---------------- ----------------
Income tax at the federal rate of 35%         (1,501,422)     (1,611,769)
Non-deductible costs                             525,797         555,835
Change in valuation allowances                   884,781         902,171
Foreign tax rate differences                      93,095         166,672
Other                                             (2,251)        (12,909)
========================================= ================ ================
Total provision for income taxes                       -               -
----------------------------------------- ---------------- ----------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

           --------------------------------------- -------------------
                                                       FEBRUARY 28,
                                                          2006
           --------------------------------------- -------------------
                                                           $
           ======================================= ===================
           DEFERRED TAX ASSETS
           Net operating loss carryforwards                 2,551,340

           --------------------------------------- -------------------

           --------------------------------------- -------------------
           DEFERRED TAX LIABILITIES
              Depreciation and amortization                   (16,090)

           --------------------------------------- -------------------

           --------------------------------------- -------------------

           --------------------------------------- -------------------
           Less: Valuation allowance                       (2,535,250)
           --------------------------------------- -------------------
              NET DEFERRED TAX ASSETS                               -
           --------------------------------------- -------------------

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

The Company has not generated any taxable income to date, and therefore has not had to pay any income tax since its inception. The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be recovered. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $5,629,000 deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $2,464,000 deductible against future taxable income generated in the United States, which will remain available until utilized or expire through February 28, 2025.

9.      REPORTABLE SEGMENTS

The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Narrowstep Inc. manages its business as two main segments, Narrowstep Ltd. which consists of a single operating segment - "narrowcasting" (i.e. the provision of television channels to niche audiences globally), and STV's business - the production of specialized sailing and extreme sports activities.

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

Summarized information by segment for the years ended February 28, 2006 and 2005 is as follows:

  --------------------------------------- ------------------------------------ --------------------------------
                                                      YEAR ENDED                        YEAR ENDED
                                                   FEBRUARY 28, 2006                 FEBRUARY 28, 2005
                                          ------------------------------------ --------------------------------
                                              PRODUCTION       NARROWCASTING     PRODUCTION     NARROWCASTING
                                               SERVICES          AND OTHER        SERVICES        AND OTHER
                                                   $                 $               $                $
  ======================================= ================== ================= =============== ================
  REVENUES BY SEGMENT:
  Revenues from external customers              1,206,629         1,499,633         858,552           517,061
  Revenues from internal customers                      -                 -               -            13,191
  --------------------------------------- ------------------ ----------------- --------------- ----------------
  TOTAL REVENUES                                1,206,629         1,499,633         858,552           530,252
  --------------------------------------- ------------------ ----------------- --------------- ----------------
  Depreciation and amortization                  (134,238)         (344,253)        (84,484)         (283,345)
  Goodwill impairment                                   -                 -        (737,335)                -
  Interest expense                                 (4,354)          (12,817)         (9,253)           (9,494)
  Interest revenue                                    510             2,021             193             1,606
  --------------------------------------- ------------------ ----------------- --------------- ----------------
  OPERATING LOSSES                               (509,347)       (1,543,863)     (1,210,595)       (1,613,217)
  ======================================= ================== ================= =============== ================
  PROPERTY AND EQUIPMENT                           35,332           399,982         181,988           369,511
  --------------------------------------- ------------------ ----------------- --------------- ----------------


       -------------------------------------------- ------------------- -------------------

                                                         YEAR ENDED         YEAR ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED    FEBRUARY 28, 2006   FEBRUARY 28, 2005
          REVENUES                                            $                   $
       ============================================ =================== ===================
          Total reportable segments                         2,706,262           1,388,804
          Elimination of inter-segment revenues                     -             (13,191)
       -------------------------------------------- ------------------- -------------------
          TOTAL REPORTED CONSOLIDATED REVENUES              2,706,262           1,375,613
       ============================================ =================== ===================


       ---------------------------------------------------------------- ---------------- ----------------
                                                                            YEAR ENDED       YEAR ENDED
          RECONCILIATION TO CONSOLIDATED REPORTED LOSSES FROM              FEBRUARY 28,     FEBRUARY 28,
          OPERATIONS BEFORE INCOME TAX                                         2006             2005
                                                                                $                $
       ================================================================ ================ ================
          Total reportable segments                                         (2,053,210)     (2,823,812)
          Unallocated corporate expenses (primarily legal and audit
          fees)                                                               (845,716)       (943,601)
          Stock compensation charges                                          (695,297)       (786,617)
          Costs related to options and warrants granted to third
          party suppliers                                                     (649,619)               -
          Amortization of intangible assets acquired in acquisition
          of STV                                                               (42,316)        (42,317)
       ---------------------------------------------------------------- ---------------- ----------------
          TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS                (4,286,158)     (4,596,347)
       ================================================================ ================ ================

GEOGRAPHICAL SEGMENTATION OF REVENUES

       --------------------------------------------- ------------------- -------------------
                                                         YEAR ENDED           YEAR ENDED
          GEOGRAPHICAL SEGMENTATION OF REVENUES       FEBRUARY 28, 2006   FEBRUARY 28, 2005
                                                              $                  $
       --------------------------------------------- ------------------- -------------------
          United States                                         333,884             198,672
          Europe, Middle-East, Africa                         2,137,260           1,100,022
          Asia Pacific                                          212,037              58,575
          Internet sales                                         23,081              18,344
       --------------------------------------------- ------------------- -------------------
          TOTAL                                               2,706,262           1,375,613
       ============================================= =================== ===================

MAJOR CUSTOMERS

On October 20, 2005, the Company entered into a License and Services Agreement with ITV plc to power ITV's new trial service, ITV Local, which is to provide local television through broadband. The term of the agreement was from October 17, 2005 until January 16, 2006, on which date the agreement was renewed for a further 3 month period. The parties have agreed to extend the agreement by a further 5 months from April 16, 2006. ITV accounted for 14% of the Company's revenues for the year ended February 28, 2006.

Early in the fiscal year ended February 28, 2006, the Company renewed a contract with the Swedish Match Tour to produce programs for another year. This contract accounted for 13.0% of the Company's revenues for the year ended February 28, 2006 and 18% of the Company's revenues for the year ended February 28, 2005. The contract with the Swedish Match Tour has expired and the Company is currently negotiating a contract with Force 10 Marketing, the successor organization to the Swedish Match Tour, to continue to produce programs for these events.

The Company had a contract to cover the Professional Windsurfers Association World Tour, which expired on December 31, 2005. The Professional Windsurfers Association World Tour accounted for approximately 6.3% of the Company's revenues for the year ended February 28, 2006 and 10% of total revenues for the year ended February 28, 2005. For the 2006 season, the Company is currently negotiating contracts with the individual events that comprise the Professional Windsurfers Association World Tour. The latter organization is not offering an umbrella contract for the whole tour.

10.     RELATED PARTY TRANSACTIONS

OPTIONS GRANTED TO DIRECTORS AND OFFICERS

The Company has granted options to purchase 1,000,000 shares to Steven Crowther, Senior Vice President and Chief Financial Officer and a member of the Board of Directors, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vest on July 1, 2006. When vested, these options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Steven Crowther additional options to purchase 100,000 shares, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006 and the remaining 50,000 vest on January 1, 2008. When vested these options are exercisable until January 17, 2016.

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

The Company has granted options to purchase a total of 1,000,000 shares to Jason Jack, Chief Technical Officer, at an exercise price of $1.20 per share. These options were granted on August 11, 2005. 250,000 vested immediately, 250,000 will vest on July 1, 2006, 250,000 will vest on July 1, 2007 and 250,000 will vest on July 1, 2008. When vested, these options are exercisable until August 11, 2015.

The Company has granted options to purchase 65,234 shares to Peter Siddall, Chairman of the Board of Directors, at an exercise price of $1.50 per share. These options were granted and vested immediately on October 18, 2005 and are exercisable until October 18, 2015.

The Company has granted options to purchase a total of 900,000 shares to Stephen Beaumont, President and Chief Executive Officer of the Company. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vest on June 30, 2006 and 225,000 of which vest on December 31, 2006.

TRANSACTIONS WITH COMPANIES IN WHICH SHAREHOLDERS HOLD AN INTEREST

Paul Robinson, Sales Director until March 10, 2005 and a promoter of Narrowstep Inc., owns 20% of Strella Ltd, a film production company, and has served on its Board since May 2003. For the year ended February 28, 2005, Strella Ltd was billed $11,728 for services provided. These bills were not paid and hence, the associated revenue was not recognized. The amount receivable from Strella Ltd as at February 28, 2005 was $46,953. This amount was provided for in the allowance for doubtful accounts at February 28, 2005 and was written off as a bad debt in the year ended February 28, 2006.

Paul Robinson is also a founder of Mobestar Ltd, a cellular phone-based gaming service company. Mr. Robinson holds 10% of the shares of Mobestar Ltd and serves on its Board. Narrowstep Ltd. was engaged to develop an online software product for Mobestar Ltd, in the year ended February 29, 2004. The agreement with Mobestar Ltd was terminated after a dispute with its Chief Executive Officer. Mobestar Ltd filed a lawsuit against Narrowstep Ltd. for the return of $50,935 in payments and interest paid by Mobestar Ltd against delivery of the planned product asserting that Narrowstep Ltd. did not perform the requisite work. Narrowstep Ltd. settled this lawsuit by agreeing to pay the amount claimed in installments ending on July 31, 2005 and has paid the liability in full.

Revenues from Mobestar Ltd were $113,384 in the year ended February 28, 2005. There were no transactions with Mobestar Ltd in the year ended February 28, 2006 and there was no amount receivable as of February 28, 2005 and February 28, 2006.

Paul Robinson is also a founder, director and 10% shareholder in The Content Corporation. The Content Corporation produced and broadcasted niche TV channels over the internet using Narrowstep's services. In the years ended February 28, 2006 and February 28, 2005, The Content Corporation was billed $3,670 and $110,463, respectively for services provided. These bills were not paid and hence, the associated revenue was not recognized as income, but recorded as deferred revenue. The amount receivable from The Content Corporation as of February 28, 2005 was $99,397. This amount was provided for in the allowance for doubtful accounts as of February 28, 2005 and the total amount outstanding from The Content Corporation of $112,390 was written off as a bad debt in the year ended February 28, 2006.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and shareholder of LTR Consultancy. In the year ended February 28, 2006 and year ended February 28, 2005, LTR Consultancy was billed $71,422 and $46,325, respectively for services provided. These bills have not been paid and hence the associated revenue has not been recognized. The amount receivable from LTR Consultancy as at February 28, 2006 was $112,655. This amount has been provided for in the allowance for doubtful accounts. In the year ended February 28, 2006 LTR Consultancy earned re-seller commissions of $9,752. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at November 30, 2005 in the amount of $9,752.

Pursuant to an Investor Relations Agreement with the Company for the year ended February 28, 2006, John Goedegeburre earned fees for investor relations services of $59,395. Of these fees, $40,056 was unpaid as of February 28, 2006.

Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in the year ended February 28, 2006, SLP Productions billed the Company $36,000 for consultancy services. Of these fees, $6,000 was unpaid as of February 28, 2006.

On December 2, 2005, the Company entered into a consultancy agreement with Roger
L. Werner Jr. Pursuant to this agreement, Mr. Werner will receive 30,000 share options to be granted at market price on the date of grant, for consultancy services for the year ended February 28, 2006. Mr. Werner became a shareholder in the Company on February 22, 2006 and a director of the Company on March 28, 2006.

COMMISSION PAID TO SHAREHOLDERS

The Company paid commissions to certain shareholders for raising funds of $478,124 during the year ended February 28, 2006 and $217,575 during the year ended February 28, 2005. There was an outstanding amount payable in connection with these commissions of $150,000 as of February 28, 2006.

11.     COMMITMENTS

When a lease is classified as an operating lease, the risks and rewards remain with the lessor and the lease expenses are treated as operating expense.,

The Company has non-cancellable operating leases to occupy property as follows:
Parsons Green, UK, which terminates on June 30, 2006; Princeton NJ, which terminates on August 31, 2006; and New York, NY, which terminates on September 30, 2006. The total remaining rental commitment at February 28, 2006 is $48,200. For the years ended February 28, 2006 and 2005, rental expense was $111,800 and $159,300, respectively.

When a lease is classified as a capital lease, the present value of the lease expenses is treated as debt. Assets held under capital leases are capitalized in the balance sheet and are depreciated over their estimated useful lives. The interest element of the rental obligation is charged to the Statements of Operations over the period of the lease and represents a constant proportion of the balance of capital repayment outstanding.

The table below shows the future minimum commitments due as at February 28, 2006.

         ----------------------------------------- --------------------
                                                    FEBRUARY 28, 2006
                                                            $
         ========================================= ====================
           Amounts payable:
         ----------------------------------------- --------------------
           Within one year                                  63,367
         ----------------------------------------- --------------------
           Between one and two years                        25,787
         ----------------------------------------- --------------------
           Between two and three years                      21,490
         ----------------------------------------- --------------------
           Total future commitment                         110,644
         ----------------------------------------- --------------------
           Less: finance charges allocated
           to future periods                                (8,534)
         ----------------------------------------- --------------------
           PRESENT VALUE                                   102,110
         ========================================= ====================

Aggregate commitments under employment agreements with 6 key members of management total approximately $790,000 and terminate through February 28, 2007.