Form 10QSB
period 2006-03-31
NARROWSTEP INC
filed 2006-06-28
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                               BATTERSEA STUDIOS
                              80 SILVERTHORNE ROAD
                                 LONDON SW8 3HE
                                 UNITED KINGDOM
                    (Address of principal executive offices)

                               011 44 20 7498 3377
               (Registrant's telephone number including area code)

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

The number of shares outstanding of the issuer's common stock as of May 31, 2006: 45,248,974 shares of common stock.

                                 NARROWSTEP INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         F-1

ITEM 1.       FINANCIAL STATEMENTS                                          F-1

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     F-12

ITEM 3.       CONTROLS AND PROCEDURES                                       F-17

PART II.      OTHER INFORMATION                                             II-1


ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   II-1

ITEM 6.       EXHIBITS                                                      II-1

SIGNATURES

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------- ----------
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF NARROWSTEP INC. AND SUBSIDIARIES                                PAGE
----------------------------------------------------------------------------------------------------------- ----------
Condensed consolidated balance sheets as of May 31, 2006 (unaudited) and February 28, 2006                     F-2
----------------------------------------------------------------------------------------------------------- ----------
Condensed consolidated statements of operations for the three months ended May 31, 2006 and 2005               F-3
(unaudited)
----------------------------------------------------------------------------------------------------------- ----------
Condensed consolidated statements of other comprehensive loss for the three months ended May 31, 2006 and      F-4
2005  (unaudited)
----------------------------------------------------------------------------------------------------------- ----------
Condensed consolidated statements of cash flows for the three months ended May 31, 2006 and  2005              F-5
(unaudited)
----------------------------------------------------------------------------------------------------------- ----------
Notes to condensed consolidated financial statements (unaudited)                                               F-6 -
                                                                                                               F-11
----------------------------------------------------------------------------------------------------------- ----------

                                  NARROWSTEP INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MAY 31, 2006          FEBRUARY 28, 2006
                                                                           (UNAUDITED)
                                                                                 $                       $
--------------------------------------------------------------------- ------------------------ -----------------------
ASSETS
Current assets:
             Cash and cash equivalents                                              2,471,539               2,232,854
             Short-term investments                                                 2,529,403               2,500,000
             Accounts  receivable,  net of  allowance  for  doubtful                1,063,473                 418,394
             accounts  of $103,820  (unaudited)  on May 31, 2006 and
             $201,715 on February 28, 2006
             Prepaid expenses and other current assets                                222,776                 135,542
--------------------------------------------------------------------- ------------------------ -----------------------
             Total current assets                                                   6,287,191               5,286,790
--------------------------------------------------------------------- ------------------------ -----------------------
Property and equipment, net of accumulated depreciation                               524,040                 289,148
Software development costs, net of accumulated amortization                           156,958                 146,166
Goodwill                                                                            1,157,581               1,157,581
Intangible assets, net of accumulated amortization                                    102,594                 113,173
--------------------------------------------------------------------- ------------------------ -----------------------
TOTAL ASSETS                                                                        8,228,364               6,992,858
===================================================================== ======================== =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
             Accounts payable                                                         734,688                 504,919
             Net obligations under capital leases, current                             47,621                  58,113
             Accrued expenses and other liabilities                                   810,566                 600,732
--------------------------------------------------------------------- ------------------------ -----------------------
             Total current liabilities                                              1,592,875               1,163,764
--------------------------------------------------------------------- ------------------------ -----------------------

Net obligations under capital leases - long-term                                       41,223                  43,997
--------------------------------------------------------------------- ------------------------ -----------------------
Total liabilities                                                                   1,634,098               1,207,761
--------------------------------------------------------------------- ------------------------ -----------------------

STOCKHOLDERS' EQUITY:
             Common stock,  $0.000001 par value  450,000,000  shares                       45                      45
             authorized  with 45,248,974  (unaudited)  issued at May 31,
             2006  and 45,136,474 issued at February 28, 2006
             Additional paid-in capital                                            16,512,153              16,443,374
             Stock compensation                                                     3,731,428               3,267,997
             Stock subscription receivable                                                                 (1,410,000)
             Accumulated deficit                                                  (13,663,864)            (12,494,059)
             Accumulated other comprehensive income (loss)                             14,504                 (22,260)
--------------------------------------------------------------------- ------------------------ -----------------------
             Total stockholders' equity                                             6,594,266               5,785,097
--------------------------------------------------------------------- ------------------------ -----------------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                            8,228,364               6,992,858
===================================================================== ======================== =======================

                      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NARROWSTEP INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS      THREE MONTHS
                                                                       ENDED             ENDED
                                                                       MAY 31,          MAY 31,
                                                                        2006              2005
                                                                     (UNAUDITED)      (UNAUDITED)
                                                                          $                 $
------------------------------------------------------------------ ---------------- -----------------
REVENUE:
           Narrowcasting and other                                         836,513           228,461
           Production services                                             308,010           163,790
------------------------------------------------------------------ ---------------- -----------------
           Total revenue                                                 1,144,523           392,251
------------------------------------------------------------------ ---------------- -----------------

Cost of revenue:
           Direct costs                                                    345,297           343,570
           Software amortization                                            32,237            32,282
------------------------------------------------------------------ ---------------- -----------------
           Total costs of revenue                                          377,534           375,852
------------------------------------------------------------------ ---------------- -----------------
GROSS PROFIT                                                               766,989            16,399
================================================================== ================ =================

Operating expenses:
           Selling, general and administrative (including                1,980,304         1,229,349
           non-cash stock-based compensation expense of $463,431
           for the three months ended May 31, 2006 and $389,328
           for the three months ended May 31, 2005).
------------------------------------------------------------------ ---------------- -----------------
           Total operating expenses                                      1,980,304         1,229,349
------------------------------------------------------------------ ---------------- -----------------
LOSS FROM OPERATIONS                                                    (1,213,315)       (1,212,950)
================================================================== ================ =================

Interest  income, net                                                       44,099               279
Currency exchange loss                                                        (589)          (23,398)
------------------------------------------------------------------ ---------------- -----------------
NET LOSS                                                                (1,169,805)       (1,236,069)
------------------------------------------------------------------ ---------------- -----------------

Net loss per common share - basic and diluted                                (0.03)            (0.04)
Weighted-average number of shares outstanding, basic and diluted        43,730,360        30,517,499
================================================================== ================ =================

             The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NARROWSTEP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

----------------------------------------------------------------- ---------------- -----------------
                                                                   THREE MONTHS      THREE MONTHS
                                                                       ENDED            ENDED
                                                                      MAY 31,          MAY 31,
                                                                       2006              2005
                                                                    (UNAUDITED)       (UNAUDITED)
                                                                         $                 $
----------------------------------------------------------------- ---------------- -----------------
Net loss                                                              (1,169,805)       (1,236,069)

Foreign currency translation adjustment                                   36,764           (12,229)
Comprehensive loss                                                    (1,133,041)       (1,248,298)
----------------------------------------------------------------- ---------------- -----------------

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          NARROWSTEP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------- -------------- --------------
                                                                             Three months   Three months
                                                                                ended          ended
                                                                             May 31, 2006   May 31, 2005
                                                                              (unaudited)    (unaudited)
                                                                                   $              $
===========================================================================   ==========    ==========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      (1,169,805)   (1,236,069)
Adjustments to reconcile net loss to  net cash used in  operating activities:
Depreciation and amortization                                                    108,301       145,950
Loss on disposal of property and equipment                                          --           5,694
Stock-based compensation expense                                                 463,431       389,328
Interest on short term investments                                               (29,403)         --
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable                                                             (645,080)      (91,548)
Prepaid expenses and other current assets                                        (87,233)       47,667
Accounts payable, accrued expenses  and other liabilities                        439,603       143,367
---------------------------------------------------------------------------   ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                                           (920,186)     (595,611)
===========================================================================   ==========    ==========
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (282,472)       (3,613)
Payments for software development costs                                          (34,317)      (48,232)
---------------------------------------------------------------------------   ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                           (316,789)      (51,845)
===========================================================================   ==========    ==========
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of  common stock                                    1,472,529       706,401
Proceeds from exercise of stock options                                            6,250          --
Repayments on capital leases                                                     (13,266)      (34,166)
---------------------------------------------------------------------------   ----------    ----------
NET CASH PROVIDED BY FINANCING  ACTIVITIES                                     1,465,513       672,235
---------------------------------------------------------------------------   ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        228,538        24,779
---------------------------------------------------------------------------   ----------    ----------
Effect of exchange rates on change in cash and cash equivalents                   10,147        21,464
---------------------------------------------------------------------------   ----------    ----------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                           2,232,854        58,791
---------------------------------------------------------------------------   ----------    ----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                 2,471,539       105,034
===========================================================================   ==========    ==========

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

                        NARROWSTEP INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended May 31, 2006, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2006, filed as part of Narrowstep, Inc. and Subsidiaries (collectively, the "Company") Form 10-KSB for such year.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.      USE OF ESTIMATES

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


3.      STOCKHOLDERS' EQUITY

As of February 28, 2006, subscriptions receivable were in the amount of $1,560,000 for 2.6 million shares of common stock. The proceeds for these shares were received during the three months ended May 31, 2006, reduced by a placement commission to a related party in the amount of $150,000.

On May 5, 2006, the Company granted warrants to purchase a total of 40,000 shares to two independent contractors for services rendered. These warrants were granted with an exercise price of $1.01 per share and were valued at $17,520 under the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" using the Black Scholes option-pricing model. The following assumptions were used in the Black-Scholes model:

         ------------------------------------------------------------
            Expected life                                 2 years
         ------------------------------------------------------------
            Risk free interest rate                        4.94%
         ------------------------------------------------------------
            Volatility                                      75%
         ------------------------------------------------------------
            Dividend yield                                   0%
         ------------------------------------------------------------

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

Effective March 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 revised, "Accounting for Stock-Based Compensation" (SFAS No. 123R) to expense stock-based compensation. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted under the Incentive Plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

There was approximately $463,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended May 31, 2006. Compensation expense increased by approximately $446,000 during the three months ended May 31, 2006 as result of implementing 123(R). No tax benefit has been recognized with respect to this expense as we have determined in our evaluation of our tax assets that it is more likely than not that we will not realize any benefit and have provided full valuation allowances.

The fair value of options and warrants at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           ---------------------------------------------
           Expected life in years                     2
           ---------------------------------------------
           Risk-free interest rate       4.72% to 4.96%
           ---------------------------------------------
           Volatility                               75%
           ---------------------------------------------
           Dividend yield                           Nil
           ---------------------------------------------

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three months ended May 31, 2005:

         -----------------------------------------------------------------------
                                                                 THREE MONTHS
                                                                     ENDED
                                                                 MAY 31, 2005
                                                                  (UNAUDITED)
                                                                       $
         =======================================================================
           Net loss as reported                                 (1,236,069)
         ----------------------------------------------------------------------
           Add: Stock-based employee compensation
           included in reported net loss                           389,328
         ----------------------------------------------------------------------
           Less: Pro forma stock based compensation
           expense                                              (1,309,131)

           Pro forma net loss                                   (2,155,872)
         ----------------------------------------------------------------------


           Basic and diluted loss per share as reported              ($.04)
         ----------------------------------------------------------------------

           Pro forma basic and diluted loss per share                ($.07)
         ----------------------------------------------------------------------


           Weighted-average common shares outstanding           30,517,499
         ----------------------------------------------------------------------

5.      REPORTABLE SEGMENTS

Narrowstep Inc. manages its business as two main segments, "Narrowcasting", which is the provision of television channels to niche audiences globally, and "Production Services", which is the production of specialized programming, including sailing and extreme sport activities.

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources based on these segments. Management believes that segment-operating income (loss) is an appropriate measure of evaluating the operational performance of the Company's segments.

Summarized information by segment for the three months ended May 31, 2006 and 2005 is as follows:

--------------------------------------------------------------------------------------
                                Three Months                      Three Months
                             Ended May 31, 2006                 Ended May 31, 2005
                                (Unaudited)                        (Unaudited)
                     -----------------------------------------------------------------
                     Narrowcasting and   Production   Narrowcasting and   Production
                           Other          Services          Other          Services
                             $                 $              $                 $
======================================================================================
REVENUES BY
SEGMENT:
Revenues from              836,513        308,010         228,461          163,790
external customers
--------------------------------------------------------------------------------------
TOTAL REVENUES             836,513        308,010         228,461          163,790
--------------------------------------------------------------------------------------
Depreciation and           (90,529)        (7,193)        (81,685)         (53,686)
amortization
Interest expense            (1,316)          --            (1,777)            (956)
Interest revenue            45,415           --                 2              277
--------------------------------------------------------------------------------------
OPERATING LOSSES /        (582,095)        54,992        (362,694)        (131,399)
INCOME
======================================================================================
PLANT, EQUIPMENT           650,542         30,456         494,893          121,025
AND SOFTWARE
DEVELOPMENT
--------------------------------------------------------------------------------------


Reconciliation of summarized information by segment to consolidated reported losses from operations is as follows:

  ----------------------------------------------------------------------------------------------------
                                                               Three Months Ended   Three Months Ended
                                                                  May 31, 2006         May 31, 2005
                                                                   (Unaudited)          (Unaudited)
                                                                        $                      $
  ==================================================================================================
     Total reportable segments                                         (527,103)          (494,093)
     Unallocated corporate expenses (primarily legal and               (212,202)          (318,950)
      audit fees)
     Stock compensation charges                                        (463,431)          (389,328)
     Amortization of intangible assets acquired in                      (10,579)           (10,579)
      acquisition of Sportshows Television Ltd.
  --------------------------------------------------------------------------------------------------
     TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS              (1,213,315)        (1,212,950)
  ==================================================================================================


Geographical segmentation of revenues:

                                                              Three Months Ended   Three Months Ended
                                                                  May 31, 2006         May 31, 2005
                                                                   (Unaudited)          (Unaudited)
                                                                        $                      $
  ================================================================================================
  United States                                                           80,872             92,935
  Europe, Middle-East and Africa                                       1,006,102            294,073
  Asia Pacific                                                            39,401              2,661
  Internet Sales                                                          18,148              2,582
  --------------------------------------------------------------------------------------------------

  TOTAL                                                                1,144,523            392,251
  ==================================================================================================

6.      RELATED PARTY TRANSACTIONS

OPTIONS GRANTED TO DIRECTORS

The Company has granted Peter Siddall, Chairman of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until May 23, 2016.

The Company has granted Dennis Edmonds, a member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until May 23, 2016.

The Company has granted Shelly Palmer, a member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until May 23, 2016.

The Company has granted Roger L. Werner Jr, a member of the Board of Directors, options to purchase 330,000 shares, of which 300,000 were granted and vested on March 28, 2006, and are exercisable until March 28, 2016, at an exercise price of $1.18 per share and the remaining 30,000 options were granted and vested on May 23, 2006, and are exercisable until May 23, 2016, at an exercise price of $0.75 per share.

OPTIONS GRANTED TO EMPLOYEES

The Company granted options to its employees to purchase a total of 18,500 shares at an exercise price of $1.25 per share and 10,000 shares at an exercise price of $1.18 per share. These options were granted and vested on March 28, 2006 and are exercisable until March 28, 2016.

The Company has granted options to purchase a total of 5,000 shares to an employee at an exercise price of $1.25 per share. These options were granted and vested on May 23, 2006 and are exercisable until May 23, 2016.

TRANSACTIONS WITH COMPANIES IN WHICH SHAREHOLDERS HOLD AN INTEREST

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy. In the year ended February 28, 2006 and year ended February 28, 2005, LTR Consultancy was billed $71,422 and $46,325, respectively for services provided. These bills were not paid as of February 28, 2006 and accordingly the associated revenue was not recognized. In the year ended February 28, 2006, LTR Consultancy earned re-seller commissions of $9,752. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at February 28, 2006, in the amount of $9,752. The net amount receivable from LTR Consultancy as at February 28, 2006 was $112,655. This amount was provided for in the allowance for doubtful accounts.

In the three months ended May 31, 2006, LTR Consultancy paid Narrowstep Ltd in full and this was recognized as revenue in the three months ended May 31, 2006. Total revenue from LTR Consultancy in the period was $123,315 of which $3,931 was included in receivables as of May 31, 2006.

Pursuant to an Investor Relations Agreement with the Company, in the three months ended May 31, 2006 and the three months ended May 31, 2005, John Goedegeburre earned fees for investor relations services of $16,111 and $0, respectively. Of these fees, $5,616 was unpaid as of May 31, 2006.

Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in each of the three months ended May 31, 2006 and May 31, 2005, SLP Productions billed the Company $9,000 for consultancy services. Consultancy fees and expenses of $20,500 were unpaid as of May 31, 2006.

On December 2, 2005, the Company entered into a consultancy agreement with Roger
L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006. Mr. Werner became a shareholder in the Company on February 22, 2006 and a director of the Company on March 28, 2006. Mr. Werner is entitled to a further option grant to purchase 20,000 shares, with an exercise price equal to the market price on the date of grant for consultancy services provided in the three months ended May 31, 2006.

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and Mr. McCourt will receive warrants to purchase 6,000 shares, with an exercise price equal to the market price on the date of grant. These warrants will be granted promptly following the filing of the Company's Quarterly Report on Form 10-QSB with the SEC for the second fiscal quarter. Mr. McCourt became a director of the Company on June 27, 2006.

COMMISSION PAID TO SHAREHOLDERS

The Company paid commissions of $150,000 to certain shareholders for raising funds during the three months ended May 31, 2006 and $124,800 during the three months ended May 31, 2005. There was no outstanding amount payable in connection with these commissions as of May 31, 2006.

7.       CONCENTRATIONS

For the three months ended May 31, 2006, three customers aggregated $371,641 or 32% of revenues and for the three months ended May 31, 2005, three customers aggregated $149,274 or 38% of revenues.

8.       RECLASSIFICATION

Direct costs of revenue for the three months ended May 31, 2005 include $174,864 of salary and depreciation costs previously classified as selling, general and administrative costs in the Company's Quarterly Report on Form 10-QSB filed with the SEC on July 14, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, in the discussion under the caption "Management's Discussion and Analysis or Plan of Operations." Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services,
(iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our dependence upon significant customers, our inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in the most recent Registration Statement on Form SB-2 and Form 10-KSB that we have filed with the Securities and Exchange Commission.

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

COMPARISON OF THE THREE MONTH PERIOD ENDED MAY 31, 2006 TO THE THREE MONTH PERIOD ENDED MAY 31, 2005.

REVENUES. Revenues for the two operating segments for the three months ended May 31, 2006 and the three months ended May 31, 2005 were as follows:

        -------------------------- ----------------- --------------- ----------------- ---------------- ----------------
                                                                       Three Months
                                     Three Months                         Ended
                                        Ended          Percentage         May 31         Percentage
                                        May 31,          of Total           2005           of Total       Percentage
                                    2006 (Unaudited)     Revenues       (Unaudited)        Revenues         Increase
                                           $               %                $                 %                %
        ========================== ================= =============== ================= ================ ================
        Narrowcasting and                   836,513             73%           228,461              58%             266%
           Other
        Production services                 308,010             27%           163,790              42%              88%
        -------------------------- ----------------- --------------- ----------------- ---------------- ----------------
        TOTAL REVENUE                     1,144,523            100%           392,251             100%             192%
        -------------------------- ----------------- --------------- ----------------- ---------------- ----------------


NARROWCASTING AND OTHER. Narrowcasting revenues were approximately $837,000 for the three months ended May 31, 2006, an increase of approximately 266%, compared to the comparable period of 2005. This increase in narrowcasting revenues resulted primarily from additional customers, paying recurring license fees, with a total of 42 such customers as of May 31, 2006. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added. Following the payment of outstanding receivables, approximately $112,000 of one time narrowcasting revenue from LTR Consultancy was recognized in the three months ended May 31, 2006.

PRODUCTION SERVICES. Production Services revenues were approximately $308,000 for the three months ended May 31, 2006, an increase of 88% over the comparable period of 2005. The increase is due to revenues from new customers added over the past year and sales of previously recorded programming. This business remains seasonal in nature and dependent on one-time assignments, such that revenues in the first quarter of the fiscal year, while encouraging, are not necessarily indicative of the likely revenues for the full year.

COSTS AND EXPENSES. Costs and expenses for the three months ended May 31, 2006 and the three months ended May 31, 2005 were as follows:

                                                    Three                    Three
                                                    months                   months
                                                     ended    Percentage     ended
                                                   May 31,     of Costs      May 31,  Percentage of
                                                      2006      and           2005       Costs and    Increase/(Decrease)
                                                  (unaudited) Expenses     (unaudited)   Expenses         in Expenses
                                                      $           %            $              %                $
           ===================================== ============ =========== ============= ============= ==================
           TOTAL COSTS AND EXPENSES:
           Direct costs of revenue                   345,297         15%       343,570           21%              1,727
           Sales and marketing                       347,497         15%        72,110            5%            275,387
           Software amortization                      32,237          1%        32,282            2%               ( 45)
           General, administrative and other       1,158,797         49%       757,332           47%            401,465
           Stock compensation expense                463,431         20%       389,328           24%             74,103
           Amortization of intangibles                10,579          0%        10,579            1%                  -
           ------------------------------------- ------------ ----------- ------------- ------------- ------------------
           TOTAL                                   2,357,838        100%     1,605,201          100%            752,637
           ===================================== ============ =========== ============= ============= ==================

COST OF REVENUE. Direct costs of revenue, including the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation, were approximately $345,000 for the three months ended May 31, 2006, an increase of approximately $2,000 compared to approximately $343,000 for the three months ended May 31, 2005. This increase was due to higher bandwidth costs, commensurate with the additional channels in operation offset by lower direct costs for Production.

Direct costs of revenue as a percentage of total revenue were 30% for the three months ended May 31, 2006 and 88% for the comparable period of 2005. Higher margin Narrowcasting business accounted for 73% of total revenue in the three months ended May 31, 2006, compared to 58% in the three months ended May 31, 2005. In addition, sales of previously recorded programming, further increased the gross margin for Production Services in the three months ended May 31, 2006.

SALES AND MARKETING EXPENSES. Sales and marketing expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were approximately $347,000 for the three months ended May 31, 2006, compared to approximately $72,000 for the three months ended May 31, 2005.

During the three months ended May 31, 2006, we increased our marketing efforts substantially, attending five major tradeshows and engaging a public relations firm in the United States. As of May 31, 2006, there were 11 employees engaged in sales and marketing activities compared to 5 on May 31, 2005.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES. General, administrative and other expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were approximately $1,159,000 for the three months ended May 31, 2006, an increase of approximately $401,000, or 53%, compared to approximately $757,000 for the three months ended May 31, 2005. The increase resulted primarily from an increase in the number of employees, as we continue to expand and scale-up our operations, including additional executive officers, together with increases in other items including insurance, investor relations services, travel and recruitment costs. As a percentage of total revenue, general administrative and other expenses decreased to 101% of total revenue for the three months ended May 31, 2006, compared to 193% for the comparable period of 2005. The breakdown of general, administrative and other expenses for the three months ended May 31, 2006 and May 31, 2005 is as follows:


                                                    Three                      Three
                                                    months                     months
                                                     ended     Percentage of    ended      Percentage of
                                                   May 31,     General and      May 31,    General and
                                                      2006    Administtative     2005      Administrative  Increase/(Decrease)
                                                  (unaudited)    Expenses     (unaudited)     Expenses         in Expenses
                                                      $              %             $              %                $
       -----------------------------------------------------------------------------------------------------------------------
        TOTAL GENERAL, ADMINISTRATIVE AND OTHER
         EXPENSES:
        Wages and salaries                            499,136             43%    244,946          32.0%             254,190
        Legal, accounting and audit                   212,202             18%    318,950          42.0%           (106,748)
        Depreciation                                   15,922              2%     19,691           3.0%             (3,769)
        Other                                         431,537             37%    173,745          23.0%             257,792
        -------------------------------------------------------------------------------------------------------------------
         TOTAL                                      1,158,797          100.0%    757,332         100.0%             401,465
        ====================================================================================================================

STOCK-BASED COMPENSATION EXPENSE. For the three months ended May 31, 2006, we recorded a non-cash charge of approximately $463,000, inclusive of a charge of approximately $292,000 relating to stock options granted to employees in the fiscal year ended February 28, 2006, the fair value of which must be expensed over their vesting periods following the implementation of SFAS No.123R. We also granted options to employees and directors and made payment in shares and warrants to third parties for services rendered. Stock-based compensation expense for the three months ended May 31, 2005 was approximately $389,000, primarily as a result of granting options to employees and directors and the payment in options to a third party for services rendered as recorded under the provisions of APB No. 25.

SOFTWARE DEVELOPMENT. Software development expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the three months ended May 31, 2006, we capitalized approximately $34,000 of software development and amortized approximately $32,000. For the three months ended May 31, 2005, approximately $48,000 of software development was capitalized and approximately $32,000 was amortized.

INCOME TAXES. We have not generated any taxable income to date, and therefore have not had to pay any income tax or make any provision for income tax since our inception. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $5,729,000 deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $3,051,000 deductible against future taxable income generated in the United States, which will remain available until utilized or begin to expire through February 28, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through private equity financing. From inception through May 31, 2006, we sold an aggregate of 45,248,974 shares of our common stock for gross proceeds of approximately $14.8 million.

In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at May 31, 2006, had an accumulated deficit of approximately $13.7 million. As of May 31, 2006 we had cash of approximately $2.5 million, short-term investments in the form of a certificate of deposit of approximately $2.5 million, and available bank overdraft facilities of $55,000.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At May 31, 2006, our current ratio was 3.9, compared to 4.5 at February 28, 2006. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

Net cash used in operating activities amounted to approximately $920,000 for the three months ended May 31, 2006 and approximately $596,000 for the three months ended May 31, 2005. The increase in cash used in operations was due primarily to a significant increase in accounts receivable commensurate with the increase in revenues.

Net cash provided by financing activities was approximately $1,466,000 for the three months ended May 31, 2006, resulting primarily from the receipt of subscriptions for shares outstanding at February 28, 2006 and approximately $672,000 for the three months ended May 31, 2005, resulting primarily from the issuance of capital stock to our investors to support our operations.

Net cash used in investing activities was approximately $317,000, for the three months ended May 31, 2006 and approximately $52,000 for the three months ended May 31, 2005. The increase was due mainly to capital investment in our network.

As of May 31, 2006, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

        --------------------------------------------------- ------------------
                                     MAY 31,
                                      2006
                                   (UNAUDITED)
                                                                    $
        =================================================== ==================
        Amounts payable:
        Within 12 months                                               52,175
        Between one year and two years                                 27,718
        Between two years and three years                              16,169
        --------------------------------------------------- ------------------
        Total future commitment                                        96,062
        --------------------------------------------------- ------------------

        Less: finance charges allocated to future periods              (7,218)
        --------------------------------------------------- ------------------
        PRESENT VALUE                                                  88,844
        =================================================== ==================

Our cash and cash equivalents as of May 31, 2006 were approximately $2.5 million and we had bank overdraft facilities of $55,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At May 31, 2006 and February 28, 2006, the overdraft facilities consisted of $18,000 and $70,000, respectively, with Barclays Bank PLC and $37,000 and $34,000, respectively, with National Westminster Bank PLC (Natwest). Neither facility was utilized on May 31, 2006 or February 28, 2006. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate was 4.5% per annum as of May 31, 2006). The interest rate on the Natwest facility is 4.5% above Natwest's variable base rate (which base rate was 4.5% per annum as of May 31, 2006). The Barclays facility was reduced to $18,000 at March 20, 2006. The Natwest overdraft facility was renewed on May 31, 2006.

Based on our business plans and anticipated levels of operation and capital expenditure, we have projected our cash requirement through February 2007 to be approximately $2,500,000, which will be required to fund our growth and working capital needs. Of this amount, we anticipate that approximately $1,000,000 will be used for capital expenditures (primarily equipment purchases) necessary to enhance our infrastructure and approximately $1,500,000 to cover our ongoing need for working capital.

We intend to fund these requirements using cash on hand and cash flow from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 28, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs associated with complying with these requirements, and will be spending, management time and resources to document and test our internal controls in anticipation of
Section 404 reporting requirements. In addition, we cannot be assured that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

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

PART II. OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 30, 2006, 100,000 shares of common stock were granted to Granahan McCourt Advisors, LLC pursuant to an investor relations agreement with Narrowstep Inc. of the same date. The issuances were made in reliance on Section 4(2) of the Securities Act.

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


                                        NARROWSTEP INC.



                                       By: /s/ Stephen Beaumont
                                          --------------------------------------
Dated:  June 28, 2006                      Stephen Beaumont
                                           President and Chief Executive Officer



                                       By: /s/ Steven Crowther
                                          --------------------------------------
Dated:  June 28 , 2006                     Steven Crowther
                                           Senior Vice  President, Chief
                                           Financial Officer, Secretary,
                                           Treasurer and  Director (Principal
                                           Financial and Accounting Officer)