Form 10QSB
period 2006-08-31
NARROWSTEP INC
filed 2006-10-16
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM ________ TO________

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

                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of August 31, 2006: 45,248,974 shares of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


NARROWSTEP INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               AUGUST 31                          AUGUST 31
                                                                         2006             2005              2006             2005
                                                                           $                $                $                 $
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
      Narrowcasting and other                                          1,041,980          255,304        1,878,493          483,765
      Production services                                                526,387          462,681          834,397          626,471
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                          1,568,367          717,985        2,712,890        1,110,236
------------------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE:
      Direct costs                                                       585,294          460,317          930,591          803,887
      Software amortization                                               33,612           32,448           65,849           64,730
------------------------------------------------------------------------------------------------------------------------------------
Total costs of revenue                                                   618,906          492,765          996,440          868,617
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                             949,461          225,220        1,716,450          241,619
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Selling, general and administrative                              2,277,959          967,042        4,258,263        2,196,391
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                               2,277,959          967,042        4,258,263        2,196,391
------------------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                        (1,328,498)        (741,822)      (2,541,813)      (1,954,772)
Other income (expense), net                                               41,166               71           85,265              350
Currency exchange income (loss)                                            1,745              508            1,156          (22,890)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                              (1,285,587)        (741,243)      (2,455,392)      (1,977,312)
====================================================================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              (0.03)           (0.02)           (0.05)           (0.06)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED      45,248,974       31,809,656       45,192,724       30,878,929
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
                                                                       AUGUST 31, 2006    February 28, 2006
                                                                              $                   $
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                   (UNAUDITED)
Current assets:
Cash and cash equivalents                                                  1,183,482           2,232,854
Short-term investments                                                     2,557,609           2,500,000
Accounts receivable, net of allowance for doubtful accounts of             1,334,984             418,394
  $255,619 on August 31, 2006 and $201,715 at February 28, 2006
Prepaid expenses and other current assets                                    209,247             135,542
--------------------------------------------------------------------------------------------------------
Total current assets                                                       5,285,322           5,286,790
--------------------------------------------------------------------------------------------------------
Property and equipment, net                                                  854,729             289,148
Software development costs, net                                              169,054             146,166
Goodwill                                                                   1,157,581           1,157,581
Intangible assets, net                                                        92,015             113,173
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               7,558,701           6,992,858
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Unearned revenue                                                             391,085             176,628
Accounts payable                                                             868,702             504,919
Net obligations under capital leases, current                                 73,814              58,113
Accrued expenses and other current liabilities                               523,629             424,104
Total current liabilities                                                  1,857,230           1,163,764
Net obligations under capital leases - long-term                             128,634              43,997
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          1,985,864           1,207,761
--------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $0.000001 par value, 450,000,000 shares authorized,                 45                  45
  45,248,974 (unaudited) issued at August 31, 2006 and 45,136,474 issued at February 28, 2006
Additional paid-in capital                                                16,470,026          16,443,374
Stock compensation                                                         4,031,494           3,267,997
Stock subscription receivable                                                      -          (1,410,000)
Accumulated deficit                                                      (14,949,451)        (12,494,059)
Accumulated other comprehensive income (loss)                                 20,723             (22,260)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 5,572,837           5,785,097
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 7,558,701           6,992,858
========================================================================================================
See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                  AUGUST 31
                                                                                            2006              2005
                                                                                             $                  $
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                (2,455,392)        (1,977,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                              255,126            281,963
Loss on disposal of property and equipment                                                       -              5,544
Stock-based compensation expense                                                           814,497            402,852
Interest on short-term investments                                                         (57,609)                 -
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable, net                                                                  (916,591)           (76,062)
Prepaid expenses and other current assets                                                  (73,705)            16,001
Unearned revenue                                                                           214,457            114,980
Accounts payable, accrued expenses and other current liabilities                           463,307           (266,974)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (1,755,910)        (1,499,008)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                       (580,675)           (33,511)
Payments for  software development costs                                                   (79,001)           (77,345)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (659,676)          (110,856)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                               1,379,403          2,152,342
Proceeds from exercise of stock options                                                      6,250                  -
Payments on capital leases                                                                 (33,537)           (63,176)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,352,116          2,089,166
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,063,470)           479,302
Effect of exchange rates on change in cash                                                  14,098             23,744
Cash and cash equivalents at the beginning  of period                                    2,232,854             58,791
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                           1,183,482            561,837
======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Property and equipment acquired under capital leases                                       133,875





See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION. Throughout this document, Narrowstep Inc. is referred to as "Narrowstep," "we" or the "Company." The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2006 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the "Company") form 10-KSB for such year.

     PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing production and distribution services and equipment.

     All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES. The preparation of the interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE 2. STOCK BASED COMPENSATION


     In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Plan (the "Incentive Plan"). Effective March 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 revised, "Accounting for Stock-Based Compensation" (SFAS No. 123R) to expense stock-based compensation. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted under the Incentive Plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

     There was approximately $351,000 and $814,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three and six months ended August 31, 2006. No tax benefit has been recognized with respect to this expense as we have determined in our evaluation of our tax assets that it is more likely than not that we will not realize any benefit and have provided full valuation allowances.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

     The fair value of options and warrants at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                       -------------------------------------------------------
                       Expected life in years                   2
                       Risk-free interest rate            4.72% to 4.96%
                       Volatility                               75%
                       Dividend yield                          Nil
                       -------------------------------------------------------

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and six months ended August 31, 2005:

(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS       THREE MONTHS
                                                                            ENDED            ENDED
                                                                           AUGUST 31        AUGUST 31
                                                                             2005             2005
                                                                              $                 $
-------------------------------------------------------------------------------------------------------
Net loss as reported                                                     (1,977,312)        (741,243)
Add: Stock-based employee compensation included in reported net loss        402,853           13,524
Less: Pro forma stock based compensation expense                         (1,813,676)        (504,545)
-------------------------------------------------------------------------------------------------------
Pro forma net loss                                                       (3,388,135)      (1,232,264)
-------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share as reported                           (0.06)           (0.02)
Pro forma basic and diluted loss per common share                             (0.11)           (0.04)
Weighted-average common shares outstanding                               30,878,925       31,809,656


NOTE 3. COMPREHENSIVE LOSS

     The components of comprehensive loss for the three and six months ended August 31, 2006 and 2005 include net loss and adjustments to stockholders' equity for foreign currency translation adjustments. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign subsidiary's local currency, which is its functional currency.

     The following are the components of comprehensive loss for the three and six months ended August 31, 2006 and 2005 (unaudited):

                                                        ----------------------------------------------------------
                                                                SIX MONTHS                   THREE MONTHS
                                                                   ENDED                        ENDED
                                                                 AUGUST 31                    AUGUST 31
                                                            2006           2005          2006           2005
                                                              $             $              $              $
             -----------------------------------------------------------------------------------------------------
             Net loss                                     (2,455,392)   (1,977,312)    (1,285,587)      (741,243)
             Foreign currency translation adjustment          42,983       (19,981)         6,219         (7,752)
             -----------------------------------------------------------------------------------------------------
             Comprehensive loss                           (2,412,409)   (1,997,293)    (1,279,368)      (748,995)
             =====================================================================================================

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 4.  SEGMENT INFORMATION

     Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) - net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment's percentage of our consolidated results.

     Narrowstep Inc. manages its business as two main segments, "Narrowcasting", which is the provision of television channels to niche audiences globally, and "Production Services", which is the production of specialized programming, including sailing and extreme sport activities.

     Summarized information by segment for the three and six months ended August 31, 2006 and 2005 is as follows (unaudited):

------------------------------------------------------------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED                                 THREE MONTHS ENDED
                             --------------------------------------------------  ---------------------------------------------------
                                    AUGUST 31, 2006          AUGUST 31, 2005           AUGUST 31, 2006         AUGUST 31, 2005
                             ------------------------  -----------------------   ------------------------  -------------------------
                             NARROWCASTING PRODUCTION  NARROWCASTING PRODUCTION  NARROWCASTING PRODUCTION  NARROWCASTING PRODUCTION
                               AND OTHER    SERVICES     AND OTHER    SERVICES     AND OTHER    SERVICES     AND OTHER    SERVICES
                                   $            $            $           $             $           $             $            $
------------------------------------------------------------------------------------------------------------------------------------
REVENUE BY SEGMENT
Revenues from external
   customers                   1,878,493      834,397      483,765     626,471       1,041,980   526,387       255,304      462,681
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                  1,878,493      834,397      483,765     626,471       1,041,980   526,387       255,304      462,681
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization   (216,200)     (17,768)    (162,700)    (98,104)       (125,671)  (10,575)      (81,015)     (44,418)
Interest expense                  (4,271)        (153)      (5,705)     (2,464)         (2,955)     (153)       (3,928)      (1,508)
Interest income                   89,689            -            6         344          44,274         -             4           67
------------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                  (882,893)    (289,239)    (818,015)   (144,434)       (300,798) (344,231)     (477,861)     (13,035)
====================================================================================================================================

PLANT, EQUIPMENT AND SOFTWARE    920,257      103,526      276,848      73,979         920,257   103,526       276,848       73,979
DEVELOPMENT


Reconciliation of summarized information by segment to consolidated reported losses from operations is as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                          AUGUST 31                         AUGUST 31
                                                                    ----------------------            -------------------
                                                                    2006             2005              2006         2005
                                                                      $                $                 $            $
--------------------------------------------------------------------------------------------------------------------------------
Total reportable segments                                       (1,172,132)        (962,449)          (645,029)        (490,896)

Unallocated corporate expenses                                    (534,026)        (568,312)          (321,824)        (226,822)

Stock compensation charges                                        (814,497)        (402,852)          (351,066)         (13,524)
Amortization of intangible assets acquired in acquisition
  of Sportshow Television, Ltd.                                    (21,158)         (21,159)           (10,579)         (10,580)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REPORTED CONSOLIDATED LOSSES FROM OPERATIONS              (2,541,813)      (1,954,772)        (1,328,498)        (741,822)
================================================================================================================================

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


NOTE 5. RELATED PARTY TRANSACTIONS

     OPTIONS GRANTED TO DIRECTORS. The Company has granted to both David McCourt and Jack Whyte, members of the Board of Directors, options to purchase 300,000 shares at an exercise price of $0.67 per share. These options were granted and vested on June 7, 2006 and are exercisable until June 27, 2011.

     TRANSACTIONS WITH COMPANIES IN WHICH SHAREHOLDERS HOLD AN INTEREST. Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy. For the years ended February 28, 2006 and 2005, LTR Consultancy was billed $71,422 and $46,325, respectively, for services provided. These bills were not paid as of February 28, 2006 and accordingly the associated revenue was not recognized. In the year ended February 28, 2006, LTR Consultancy earned re-seller commissions of $9,752. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at February 28, 2006, in the amount of $9,752. The net amount receivable from LTR Consultancy as at February 28, 2006 was $112,655. This amount was provided for in the allowance for doubtful accounts.

     In the quarter ended May 31, 2006, LTR Consultancy paid Narrowstep Ltd in full and this was recognized as revenue in the quarter ended May 31, 2006. Total revenue from LTR Consultancy in the period was $123,315 of which $3,931 was included in receivables as of May 31, 2006. In the quarter ended August 31, 2006, total revenue from LTR Consultancy was $22,948. The full amount is included in receivables as of August 31, 2006

     Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $16,111 and $32,845, respectively, for the three and six months ended August 31, 2006. Of these fees, $5,700 was unpaid as of August 31, 2006.

     Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in each of the quarters ended August 31, 2006 and May 31, 2006, SLP Productions billed the Company $9,000 for consultancy services. Consultancy fees and expenses of $3,000 were unpaid as of August 31, 2006.

     On December 2, 2005, the Company entered into a consultancy agreement with Roger L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006. Mr. Werner became a shareholder in the Company on February 22, 2006 and a director of the Company on March 28, 2006. Mr. Werner is entitled to a further option grant to purchase 20,000 shares, with an exercise price equal to the market price on the date of grant, for consultancy services provided in the three months ended May 31, 2006.

     On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and Mr. McCourt will receive warrants to purchase 6,000 shares, with an exercise price equal to the market price on the date of grant. These warrants will be granted promptly following the filing of this Quarterly Report on Form 10-QSB with the SEC for the second fiscal quarter. Mr. McCourt became a director of the Company on June 27, 2006.

     COMMISSION PAID TO SHAREHOLDERS. During the six months ended August 31, 2006, the Company paid commissions of $150,000 to certain shareholders for raising funds during the quarter ended May 31, 2006 compared with $124,800 during the six months ended August 31, 2005. No further commissions were paid during the quarter ended August 31, 2006, as compared with $328,124 in the quarter ended August 31, 2005.

NOTE 6. CONCENTRATIONS

     For the three months ended August 31, 2006, the largest three customers in aggregate accounted for $332,587 or 22% of revenues compared with $359,660 or 50% for the three months ended August 31, 2005. For the six months ended August 31, 2006 the largest three customers accounted for $586,139 or 22% of revenues, compared with $459,276 or 41% for the six months ended
     August 31, 2005.

NOTE 7. RECLASSIFICATION

     Direct costs of revenue of $226,846 and $383,891 for the three and six months ended August 31, 2005, respectively, include salary and depreciation costs previously classified as selling, general and administrative costs in the Company's Quarterly Report on Form 10-QSB filed with the SEC on October 12, 2005.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

For ease of reading, Narrowstep Inc. is referred to as "Narrowstep," "we" or the "Company" throughout this document and the names of the particular subsidiaries providing the services generally have been omitted. Narrowstep is a holding company whose subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing production and distribution services and equipment. You should read this discussion in conjunction with the condensed consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-KSB for the year ended February 28, 2006.

CONSOLIDATED REVENUES increased $850,382, or 118%, for the three months ended August 31, 2006 and $1,602,654 or 144% for the first six months ended August 31, 2006. The increase is due to growth in both business segments as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                      SIX MONTHS ENDED                                            THREE MONTHS ENDED
                           AUGUST 31, 2006      AUGUST 31, 2005    INCREASE     AUGUST 31, 2006      AUGUST 31, 2005      INCREASE
                              REVENUES             REVENUES                         REVENUES             REVENUES
                             $        %          $         %                       $         %          $        %
-----------------------------------------------------------------------------------------------------------------------------------

Narrowcasting and other  1,878,493    69       483,765     44     1,394,728     1,041,980    66       255,304    36       786,676

Production services        834,397    31       626,471     56       207,926       526,387    34       462,681    64        63,706
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                    2,712,890   100     1,110,236    100     1,602,654     1,568,367   100       717,985   100       850,382
====================================================================================================================================

NARROWCASTING AND OTHER REVENUES increased $786,676, or 308%, for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 and $1,394,728 or 288% for the six months ended August 31, 2006 as compared to the six months ended August 31, 2005. This increase in narrowcasting revenues resulted primarily from additional customers paying recurring license fees. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added.

PRODUCTION SERVICES REVENUES increased $63,706, or 14%, for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 and $207,926, or 33%, for the six months ended August 31, 2006 as compared to the six months ended August 31, 2005 primarily due to revenues from new customers added over the past year and sales of previously recorded programming. This business remains seasonal in nature and dependent on one-time assignments, such that revenues in the first six months of the fiscal year, while encouraging, are not necessarily indicative of the likely revenues for the full year.

GEOGRAPHICAL DISTRIBUTION OF REVENUES:

--------------------------------------------------------------------------------------------------------------------
                                       SIX MONTHS ENDED                       THREE MONTHS ENDED
                                          AUGUST 31                                AUGUST 31
                                     2006          2005        Percent        2006           2005         Percent
                                      $             $          Change           $              $           Change
--------------------------------------------------------------------------------------------------------------------
United States                      320,645       210,272            52%       239,773       117,337            104%

Europe, Middle-East and Africa   2,313,928       892,409           159%     1,307,826       598,336            119%

Asia Pacific                        59,866         2,590          2211%        20,465           (71)             -

Internet Sales                      18,451         4,965           272%           303         2,383            -87%
--------------------------------------------------------------------------------------------------------------------

TOTAL                            2,712,890     1,110,236           144%     1,568,367       717,985            118%
===================================================================================================================

We expect ITV will roll out additional channels beginning in the third quarter of fiscal 2007 which should commence to positively impact revenues in the third quarter and in subsequent fiscal periods.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         -----------------------------------------------------------------------

COSTS AND EXPENSES increased $1,437,058, or 98%, for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 and $2,189,695, or 71%, for the six months ended August 31, 2006 as compared to the six months ended August 31, 2005 as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                          SIX MONTHS ENDED                                     THREE MONTHS ENDED
                                                                      INCREASE                                            INCREASE
                                AUGUST 31, 2006     AUGUST 31, 2005  (DECREASE)     AUGUST 31, 2006     AUGUST 31, 2005  (DECREASE)
                                 $          %         $         %         $           $          %        $          %        $
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES
Direct costs of revenue        930,591      18%     803,887     26%     126,704     585,294      20%    460,317      32%    124,977
Sales and marketing            739,892      14%     178,828      6%     561,064     392,395      14%    106,718       7%    285,677
Software amortization           65,849       1%      64,730      2%       1,119      33,612       1%     32,448       2%      1,164
General, administrative,     2,682,716      51%   1,593,552     52%   1,089,164   1,523,919      53%    836,220      57%    687,699
  and other
Stock compensation expense     814,497      16%     402,852     13%     411,645     351,066      12%     13,524       1%    337,542
Amortization of intangibles     21,158       0%      21,159      1%          (1)     10,579       0%     10,580       1%         (1)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                        5,254,703     100%   3,065,008    100%   2,189,695   2,896,865     100%  1,459,807     100%  1,437,058
====================================================================================================================================

DIRECT COSTS OF REVENUE, including the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation, were $585,294, an increase of 27%, in the second quarter and $930,591, an increase of 16%, for the first six months of 2006 primarily due to higher bandwidth costs, commensurate with the additional channels in operation, offset in part by a reduction in production costs as a percent of revenue.

Direct costs of revenue as a percentage of total revenue declined to 37% for the quarter ended August 31, 2006 from 64% for the comparable period of 2005, and declined to 34% for the six months ended August 31, 2006 from 72% for the comparable period in 2005. This is due primarily to the growth of the higher margin Narrowcasting business which accounted for 66% of total revenue in the quarter ended August 31, 2006, compared to 36% in the quarter ended August 31, 2005 and increased to 69% for the six months ended August 31, 2006 from 44% for the comparable period in 2005.

SALES AND MARKETING expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were $392,395, an increase of 268% in the second quarter and $739,892, an increase of 314%, for the first six months of 2006 when compared to the second quarter and the first six months of 2005. This increase is primarily due to increased marketing efforts and increased sales and marketing staffing.

GENERAL, ADMINISTRATIVE AND OTHER expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were $1,523,919 for the quarter ended August 31, 2006, an increase of approximately $687,699, or 82%, compared to the quarter ended August 31, 2005 and were $2,682,716, an increase of $1,089,164, or 68%, for the first six months of 2006. The increase resulted primarily from an increase in the number of employees, as we continue to expand and scale-up our operations, including additional executive officers, together with increases in other items including insurance, investor relations services, travel and recruitment costs. Overall the company staff level grew from approximately 23 at February 28, 2006 to 45 by August 31, 2006.

As a percentage of total revenue, general administrative and other expenses decreased to 97 % of total revenue for the quarter ended August 31, 2006, compared to 116% for the same period of 2005 and decreased to 99% of total revenue for the first six months of 2006 from 144% for the comparable period in 2005. The breakdown of general, administrative and other expenses is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                          SIX MONTHS ENDED                                    THREE MONTHS ENDED
                                   AUGUST 31, 2006      AUGUST 31, 2005                 AUGUST 31, 2006   AUGUST 31, 2005
                                                                          INCREASE                                         INCREASE
                                     $          %        $          %    (DECREASE)       $         %        $        %   (DECREASE)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL GENERAL, ADMINISTRATIVE
AND OTHER
Wages and Salaries                962,046      36%    566,974      35%    395,072      462,910     30%    322,028    38%    140,882
Legal, accounting and audit       534,026      20%    601,370      38%    (67,344)     321,824     21%    282,420    34%     39,404
Depreciation                       31,797       1%     44,215       3%    (12,418)      15,875      1%     24,524     3%     (8,649)
Other                           1,154,847      43%    380,993      24%    773,854      723,310     48%    207,248    25%    516,062
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                           2,682,716     100%  1,593,552     100%  1,089,164    1,523,919    100%    836,220   100%    687,699
====================================================================================================================================

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         -----------------------------------------------------------------------

STOCK BASED COMPENSATION EXPENSE We recorded non-cash charges of approximately $351,000, or an increase of 2496%, for the quarter ended August 31, 2006 and $814,000, or an increase of 102%, for the six months ended August 31, 2006. The quarter ending August 31, 2006 was inclusive of a charge of approximately $300,000 relating to stock options granted to employees, the fair value of which must be expensed over their vesting periods following the implementation of SFAS No.123R. We also granted options to employees and directors and made payment in shares and warrants to third parties for services rendered.

SOFTWARE DEVELOPMENT expenses consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the quarter ended August 31, 2006, we capitalized approximately $44,000 of software development and amortized approximately $34,000, an increase from the same period in 2005 of 4%. For the six months ended August 31, 2005, approximately $79,000 of software development was capitalized and approximately $66,000 was amortized, an increase from the same period in 2005 of 2%.

INCOME TAXES We have not generated any taxable income to date, and therefore have not had to pay any income tax or make any provision for income tax since our inception. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $5,729,000 deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $3,051,000 deductible against future taxable income generated in the United States, which will remain available until utilized or begin to expire at various dates through February 28, 2025.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We had $1,183,482 in cash and cash equivalents available at August 31, 2006, short-term investments in the form of a certificate of deposit of approximately $2.6 million, and available bank overdraft facilities of $57,000. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, debt repayments, and tax-related payments. We discuss many of these factors in detail below.

We have financed our operations from inception through private equity financing. From inception through August 31, 2006, we sold an aggregate of 45,248,974 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at August 31, 2006, had an accumulated deficit of approximately $14.9 million.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At August 31, 2006, our current ratio was 2.8, compared to 4.5 at February 28, 2006. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

NET CASH USED IN OPERATING ACTIVITIES amounted to approximately $1,756,000 for the six months ended August 31, 2006 and approximately $1,499,000 for the six months ended August 31, 2005. The increase in cash used in operations was due primarily to a significant increase in accounts receivable commensurate with the increase in revenues.

NET CASH PROVIDED BY FINANCING ACTIVITIES was approximately $1,352,000 for the six months ended August 31, 2006, resulting primarily from the receipt of subscriptions for shares outstanding at February 28, 2006 and approximately $2,089,000 for the six months ended August 31, 2005, resulting primarily from the issuance of capital stock to our investors to support our operations.

NET CASH USED IN INVESTING ACTIVITIES was approximately $660,000, for the six months ended August 31, 2006 and approximately $111,000 for the six months ended August 31, 2005. The increase was due mainly to capital investment in our network.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         -----------------------------------------------------------------------

As of August 31, 2006, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

-----------------------------------------------------------------------
                                                       SIX MONTHS ENDED
                                                        AUGUST 31, 2006
                                                                $
----------------------------------------------------------------------
Amounts payable:
Within 12 months                                              87,654
Between one and two years                                     79,004
Between two and three years                                   60,240
Total future commitment                                      226,898
Less: finance charges allocated to future periods           (24,450)
---------------------------------------------------------------------
PRESENT VALUE                                                202,448
=====================================================================


Our cash and cash equivalents as of August 31, 2006 were approximately $1.2 million and we had bank overdraft facilities of $57,000 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At August 31, 2006 and February 28, 2006, the overdraft facilities consisted of approximately $19,000 and $70,000, respectively, with Barclays Bank PLC and $38,000 and $34,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on August 31, 2006 or February 28, 2006. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate was 4.5% per annum as of August 31, 2006). The interest rate on the NatWest facility is 4.5% above NatWest's variable base rate (which base rate was 4.5% per annum as of August 31, 2006). The Barclays facility was reduced to $18,000 at March 20, 2006. The NatWest overdraft facility was renewed on May 31, 2006.

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

We plan to fund our 2006 financing activities primarily through cash on hand and from operations. We will continue to assess funding growth opportunities through other options as well.

OFF BALANCE SHEET ARRANGEMENTS We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NARROWSTEP INC. AND SUBSIDIARIES



ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 28, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs associated with complying with these requirements and will be spending management time and resources to document and test our internal controls in anticipation of
Section 404 reporting requirements. In addition, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

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



CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

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

NARROWSTEP INC. AND SUBSIDIARIES


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


PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------

100,000 shares of common stock were granted to Granahan McCourt Advisors, LLC on May 30, 2006 pursuant to an investor relations agreement with Narrowstep Inc. of the same date. The issuances were made in reliance on Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of Narrowstep Inc. was held on September 28, 2006, in Roseland, New Jersey. Shareowners representing 28,130,866, or 62%, of the common shares outstanding as of the August 14, 2006 record date were present in person.

(b)  Election of Directors:
                                     VOTES
----------------------------------------------------
NOMINEE                      FOR           WITHHELD*
----------------------------------------------------
Stephen Beaumont          27,691,555        439,311
Dennis Edmonds            28,094,322         36,544
Shelly Palmer             27,686,822        444,044
Peter Siddall             27,691,555        439,311
Roger Werner              27,691,555        439,311
Jack Whyte                28,099,055         31,811
----------------------------------------------------
*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting that were not voted for such director or directors.

(c) In addition to the Directors elected above, David McCourt, Cliff Webb, and Iolo Jones continue as Directors.

(d) Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement

-------------------------------------------------------------------------------------------------------------------------------
                                                                        %                       %
                                                         FOR           FOR      AGAINST      AGAINST      ABSTAIN     NON-VOTE
-------------------------------------------------------------------------------------------------------------------------------
Ratification of Rothstein Kass & Company, P.C. as
Independent Auditors (1)                              28,112,805        99       3,200           1       14,861     17,018,108

Amend Charter  of Incorporation to clarify
certain provisions concerning the election of
directors (2),                                        20,791,880        46      19,400           1     1,392,600     22,945,094
-------------------------------------------------------------------------------------------------------------------------------

(1)  Percentages are based on the total common shares voted

(2) Percentages are based on the total number of common shares outstanding. Approval of this proposal required a seventy five percent majority of the outstanding shares of Narrowstep common stock.

ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On September 28, 2006, the Board of Directors (the "Board") of the Company approved the following:

(a) an increase in the number of directors which shall constitute the whole Board from nine (9) directors to ten (10) directors. The newly created directorship shall be for one additional Class III Director; and

(b) the appointment of Rajan Chopra as a Class III director of the Company to fill the vacancy resulting from the increase of the Board from nine (9) directors to ten (10) directors. Mr. Chopra will serve on the Board's audit committee.

NARROWSTEP INC. AND SUBSIDIARIES


ITEM 6. EXHIBITS
----------------



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

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NARROWSTEP INC.


                                           By: /s/ Stephen Beaumont
                                              ----------------------------------
    Dated:  October 16, 2006                       Stephen Beaumont
                                                   President and Chief
                                                   Executive Officer


                                           By: /s/ Jill Thoerle
                                              ----------------------------------
    Dated:  October 16, 2006                       Jill Thoerle
                                                   Interim Chief Financial
                                                   Officer