Form 10QSB
period 2006-11-30
NARROWSTEP INC
filed 2007-01-16
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

[_] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of November 30, 2006: 45,248,974 shares of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NARROWSTEP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended        Nine months ended
                                                                         November 30,              November 30,
--------------------------------------------------------------------------------------------------------------------
                                                                      2006         2005         2006         2005
                                                                        $            $            $            $
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
   Narrowcasting and other                                          1,163,968      539,692    3,042,461    1,023,458
   Production services                                                485,617      239,045    1,320,014      865,516
--------------------------------------------------------------------------------------------------------------------
Total revenue                                                       1,649,585      778,737    4,362,475    1,888,974
--------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
   Direct costs                                                       511,691      430,371    1,442,282    1,234,258
   Software amortization                                               31,555       30,646       97,404       95,377
--------------------------------------------------------------------------------------------------------------------
Total costs of revenue                                                543,246      461,017    1,539,686    1,329,635
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                        1,106,339      317,720    2,822,789      559,339
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Selling, general and administrative                              2,497,912    1,723,608    6,756,175    3,919,999
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            2,497,912    1,723,608    6,756,175    3,919,999
--------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                     (1,391,573)  (1,405,888)  (3,933,386)  (3,360,660)
   Other income (expense), net                                         23,005          199      108,270          549
   Currency exchange income (loss)                                     (5,126)      16,502       (3,970)      (6,388)
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                           (1,373,694)  (1,389,187)  (3,829,086)  (3,366,499)
====================================================================================================================
   Foreign currency translation adjustment                             47,143       (3,991)      90,126      (23,972)
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                 (1,326,551)  (1,393,178)  (3,738,960)  (3,390,471)
====================================================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                           (0.03)       (0.04)       (0.08)       (0.11)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED   45,248,974   32,673,022   45,214,292   31,814,258

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                      November 30, 2006   February 28, 2006
                                                                         (Unaudited)
                                                                              $                   $
-----------------------------------------------------------------------------------------------------------
ASSETS
   Current assets:
   Cash and cash equivalents                                               1,755,529           2,232,854
   Short-term investments                                                         --           2,500,000
   Accounts receivable, net of allowance for doubtful accounts of          1,383,992             418,394
   $390,690 on  November 30, 2006 and $201,715 at February 28, 2006
   Prepaid expenses and other current assets                                 291,615             135,542
-----------------------------------------------------------------------------------------------------------
Total current assets                                                       3,431,136           5,286,790
-----------------------------------------------------------------------------------------------------------
   Property and equipment, net                                             1,050,944             289,148
   Software development costs, net                                           176,101             146,166
   Goodwill                                                                1,157,581           1,157,581
   Intangible assets, net                                                     81,435             113,173
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               5,897,197           6,992,858
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current liabilities:
   Unearned revenue                                                          278,203             176,628
   Accounts payable                                                          471,120             504,919
   Net obligations under capital leases, current                              85,649              58,113
   Accrued expenses and other current liabilities                            624,091             424,104
-----------------------------------------------------------------------------------------------------------
   Total current liabilities                                               1,459,063           1,163,764
   Net obligations under capital leases - long-term                          157,133              43,997
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          1,616,196           1,207,761
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock, $0.000001 par value 450,000,000 shares authorized,               45                  45
   45,248,974 (unaudited) issued and outstanding at November 30,
   2006 and 45,136,474 issued and outstanding at February 28, 2006
   Additional paid-in capital                                             20,536,235          19,711,371
   Stock subscription receivable                                                  --          (1,410,000)
   Accumulated deficit                                                   (16,323,145)        (12,494,059)
   Accumulated other comprehensive income (loss)                              67,866             (22,260)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 4,281,001           5,785,097
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 5,897,197           6,992,858
===========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
-----------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                             November 30,
-----------------------------------------------------------------------------------------------
                                                                          2006          2005
                                                                            $             $
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            (3,829,086)   (3,366,499)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          407,647       379,719
   Loss on disposal of property and equipment                                  --         5,484
   Stock-based compensation expense                                       865,282     1,047,100
   Interest on short-term investment                                      (57,609)           --
   Changes in net cash attributable to changes in operating assets and liabilities:
   Accounts receivable, net                                              (965,599)       38,208
   Prepaid expenses and other current assets                             (156,073)       23,284
   Unearned revenue                                                       101,575            --
   Accounts payable, accrued expenses and other current liabilities       166,188       227,320
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (3,467,675)   (1,645,384)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (808,131)     (111,666)
   Payments for software development costs                               (116,406)      (81,235)
   Proceeds from short-term investments                                 2,557,609            --
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     1,633,072      (192,901)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                           1,363,333     2,152,342
   Proceeds from exercise of stock options                                  6,250            --
   Payments on capital leases                                             (54,755)      (92,845)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,314,828     2,059,497
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (519,775)      221,212
Effect of exchange rates on change in cash                                 42,450        28,935
Cash and cash equivalents at the beginning of period                    2,232,854        58,791
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                          1,755,529       308,938
===============================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired under capital leases                   195,426

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION. Throughout this document, Narrowstep Inc. is referred to as "Narrowstep," "we" or the "Company." The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results of any other interim period or for the full year. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2006 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the "Company") Form 10-KSB for such year.

     PRINCIPLES OF CONSOLIDATION. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing production and distribution services and equipment. All intercompany transactions have been eliminated in consolidation.

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

NOTE 2. LIQUIDITY AND MANAGEMENT'S PLAN

     The Company has incurred net losses and negative cash flow from operations since inception. The Company, historically, has financed its operations primarily through private equity financing. The Company had working capital of $1,972,073 and cash on hand of $1,755,529 at November 30, 2006. The Company currently does not have the liquidity or financing available to fund its operations for the next 12 months without additional capital being raised or financing being acquired. The Company's management team has developed a strategic business plan and is actively pursuing various financing options. Management's operating plan includes (a) increasing revenue by expanding its customer base with its superior video technology.
     (b) further investing in the Telvos technology in order to enhance it's product offering and customer experience and (c) to scale the business operations in preparation for substantial market growth.

NOTE 3. STOCK-BASED COMPENSATION

     In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Plan (the "Incentive Plan"). Effective March 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 revised, "Accounting for Stock-Based Compensation" (SFAS No. 123R) to expense stock-based compensation. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted under the Incentive Plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

     There was approximately $51,000 and $865,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three and nine months ended November 30, 2006. No tax benefit has been recognized with respect to this expense as we have determined in our evaluation of our tax assets that it is more likely than not that we will not realize any benefit and have provided full valuation allowances.

     The fair value of options and warrants at their date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                    ------------------------------------------
                    Expected life in years                  2
                    Risk-free interest rate     4.72% to 5.12%
                    Volatility                             75%
                    Dividend yield                        Nil
                    ------------------------------------------

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and nine months ended November 30, 2005:

            (Unaudited)
            --------------------------------------------------------------------------------------------------------
                                                                              Three months ended   Nine months ended
                                                                                  November 30,        November 30,
                                                                                     2005                 2005
                                                                                       $                    $
            --------------------------------------------------------------------------------------------------------
            Net loss as reported                                                  (1,389,187)         (3,366,499)

            Add: Stock-based employee compensation included in reported net loss     644,248           1,047,100

            Less: Pro forma stock based compensation expense                        (537,243)         (2,009,629)
            --------------------------------------------------------------------------------------------------------
            Pro forma net loss                                                    (1,282,182)         (4,329,028)
            --------------------------------------------------------------------------------------------------------
            Basic and diluted loss per common share as reported                        (0.04)              (0.11)
            Pro forma basic and diluted loss per common share                          (0.04)              (0.14)
            Weighted-average common shares outstanding                            32,673,022          31,814,258

NOTE 4. SEGMENT INFORMATION

     The Company complies with the reporting requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income, depreciation, interest income (expense), and other income (expense). The operating loss by segment does not include various corporate expenses. The second chart reconciles the operating loss by segment to the operating loss in the consolidated results.

     Narrowstep Inc. manages its business as two main segments, "Narrowcasting", which is the provision of television channels to niche audiences globally, and "Production Services", which is the production of specialized programming, including sailing and extreme sport activities.

     Summarized information by segment for the three and nine months ended November 30, 2006 and 2005 is as follows (unaudited):

----------------------------------------------------------------------------------------------------------------------------------
                                         Three months ended                                    Nine months ended
                               ------------------------------------------------- -------------------------------------------------
                                   November 30, 2006         November 30, 2005      November 30, 2006         November 30, 2005

                               Narrowcasting Production Narrowcasting Production Narrowcasting Production Narrowcasting Production
                                 and other    Services    and other    Services    and other    Services    and other    Services
                                     $           $            $           $            $            $           $            $
-------------------------------------------------------------------------------- -------------------------------------------------
REVENUE BY SEGMENT

   Revenues from external
   customers                     1,163,968     485,617     539,692      239,045    3,042,461   1,320,014    1,023,458     865,516
-------------------------------------------------------------------------------- ------------------------------------------------

TOTAL REVENUE BY SEGMENT         1,163,968     485,617     539,692      239,045    3,042,461   1,320,014    1,023,458     865,516
-------------------------------------------------------------------------------- ------------------------------------------------
Depreciation and amortization     (128,333)    (17,608)    (83,222)      (3,956)    (344,533)    (35,376)    (245,922)   (102,060)
Interest expense                    (3,731)         --      (1,591)      (3,332)      (8,002)       (152)      (7,296)     (5,796)
Interest income                     26,333         402          29          170      116,022         402           35         514
-------------------------------------------------------------------------------- ------------------------------------------------

OPERATING LOSS BY SEGMENT         (829,774)   (211,861)   (463,547)    (109,082)  (1,712,667)   (501,100)  (1,281,562)   (253,516)
================================================================================ ================================================

PROPERTY, EQUIPMENT AND
SOFTWARE DEVELOPMENT             1,134,606      92,439     300,639       66,211    1,134,606      92,439      300,639      66,211

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     Reconciliation of summarized information by segment to consolidated reported losses from operations is as follows:

           -------------------------------------------------------------------------------------------------
                                                              Three months ended        Nine months ended
                                                                 November 30,              November 30,
           -------------------------------------------------------------------------------------------------
                                                              2006         2005         2006         2005
                                                                $            $            $            $
           -------------------------------------------------------------------------------------------------
           Total reportable segments                       (1,041,635)    (572,629)  (2,213,767)  (1,535,078)

           Unallocated corporate expenses                    (288,573)    (178,433)    (822,599)    (746,745)

           Stock-based  compensation charges                  (50,785)    (644,248)    (865,282)  (1,047,100)

           Amortization of intangible assets acquired in
           acquisition of Sportshow Television, Ltd.          (10,580)     (10,578)     (31,738)     (31,737)
           -------------------------------------------------------------------------------------------------

           TOTAL REPORTED CONSOLIDATED LOSSES FROM
           OPERATIONS                                      (1,391,573)  (1,405,888)  (3,933,386)  (3,360,660)
           =================================================================================================

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

     In the quarter ended May 31, 2006, LTR Consultancy paid Narrowstep Ltd in full and this was recognized as revenue in the quarter ended May 31, 2006. Total revenue from LTR Consultancy in the period was $123,315 of which $3,931 was included in receivables as of May 31, 2006. In the quarter ended August 31, 2006, total revenue from LTR Consultancy was $22,948. The full amount is included in receivables as of August 31, 2006. In the quarter ended November 30, 2006, total revenue from LTR Consultancy was $17,442. The balance remaining in receivables as of November 30, 2006 is $34,816.

     Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $5,537 and $38,382, respectively, for the three and nine months ended November 30, 2006. Of these fees, $5,851 was unpaid as of November 30, 2006.

     Shelly Palmer, a director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, in each of the quarters ended November 30, 2006, August 31, 2006, and May 31, 2006, SLP Productions billed the Company $9,000 for consultancy services. Consultancy fees and expenses of $6,000 were unpaid as of November 30, 2006.

     On December 2, 2005, the Company entered into a consultancy agreement with Roger L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006. Mr. Werner became a shareholder of the Company on February 22, 2006 and a director of the Company on March 28, 2006. Mr. Werner is entitled to a further option grant to purchase 20,000 shares, with an exercise price equal to the market price on the date of grant, for consultancy services provided in the three months ended May 31, 2006.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a director of the Company on June 27, 2006 and was named as interim Chief Executive Officer in December 2006.

     COMMISSION PAID TO SHAREHOLDERS. During the nine months ended November 30, 2006, the Company paid commissions of $150,000 to certain shareholders for raising funds during the quarter ended May 31, 2006 compared with $328,124 during the nine months ended November 30, 2005. There is no outstanding payable in connection with these commissions as of November 30, 2006.

NOTE 6. CONCENTRATIONS

     For the three months ended November 30, 2006, the largest three customers in the aggregate accounted for $405,074, or 25% of revenues compared with $422,197, or 54% of revenues, for the three months ended November 30, 2005. For the nine months ended November 30, 2006, the largest three customers accounted for $891,543, or 20% of revenues, compared with $757,995, or 40% of revenues, for the nine months ended November 30, 2005. The accounts receivable balance for the largest three customers was $307,179 as of November 30, 2006 and $87,092 as of November 30, 2005.

NOTE 7. RECLASSIFICATION

     Direct costs of revenue of $197,581 and $538,305 for the three and nine months ended November 30, 2005, respectively, include salary and depreciation costs previously classified as selling, general and administrative costs in the Company's Quarterly Report on Form 10-QSB filed with the SEC on January 12, 2006.

NOTE 8. SUBSEQUENT EVENT

     On January 02, 2007, the Company removed Cliff Webb as Chief Operating Officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

CONSOLIDATED REVENUES increased $870,848, or 112%, for the three months ended November 30, 2006 and $2,473,501, or 131%, for the nine months ended November 30, 2006. The increase is due to growth in both business segments as follows:

--------------------------------------------------------------------------   -------------------------------------------------
                                         Three months ended                                  Nine months ended
                          ------------------------------------------------   -------------------------------------------------
                          November 30, 2006   November 30, 2005              November 30, 2006   November 30, 2005
                               Revenues           Revenues        Increase        Revenues            Revenues        Increase
                              $          %       $           %        $          $          %        $          %        $
--------------------------------------------------------------------------   -------------------------------------------------
Narrowcasting and other   1,163,968      71%  539,692        69%   624,276   3,042,461      70%  1,023,458      54%  2,019,003

Production services         485,617      29%  239,045        31%   246,572   1,320,014      30%    865,516      46%    454,498
--------------------------------------------------------------------------   -------------------------------------------------

Total                     1,649,585     100%  778,737       100%   870,848   4,362,475     100%  1,888,974     100%  2,473,501
--------------------------------------------------------------------------   -------------------------------------------------

NARROWCASTING AND OTHER REVENUES increased $624,276, or 116%, for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 and $2,019,003, or 197% for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. This increase in narrowcasting revenues resulted primarily from an increased number of customers paying recurring license fees. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

PRODUCTION SERVICES REVENUES increased $246,572, or 103%, for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 and $454,498, or 53%, for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. This increase in production services revenues resulted primarily from revenues from new customers added over the past year and sales of previously recorded programming. This business remains seasonal in nature and dependent on one-time assignments, such that revenues in the first nine months of the fiscal year, while encouraging, are not necessarily indicative of the likely revenues for the full year.

As we have previously stated, we believe that narrowcasting revenues will continue to increase as a percentage of total revenues as a result of the faster growth of narrowcasting revenues and the Company's focus on that business segment.

GEOGRAPHICAL DISTRIBUTION OF CONSOLIDATED REVENUES:

        --------------------------------------------------------------   -------------------------------
                                               Three months ended               Nine months ended
                                                   November 30,                    November 30,
                                         -----------------------------   -------------------------------
                                            2006       2005    Percent      2006        2005     Percent
                                              $         $       Change       $           $        Change
        --------------------------------------------------------------   -------------------------------
        United States                      198,917    66,627     199%      519,562     276,899      88%

        Europe, Middle-East and Africa   1,308,689   691,333      89%    3,622,617   1,583,742     129%

        Asia Pacific                       141,242     2,669    5192%      201,108       5,259    3724%

        Internet Sales                         737    18,108     -96%       19,188      23,074     -17%
        --------------------------------------------------------------   -------------------------------

        Total                            1,649,585   778,737     112%    4,362,475   1,888,974     131%
        ==============================================================   ===============================

CONSOLIDATED COSTS AND EXPENSES increased $856,533, or 39%, for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 and $3,046,227, or 58%, for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005 as follows:

--------------------------------------------------------------------------------  ------------------------------------------------
                                                Three months ended                               Nine months ended
                                 -----------------------------------------------  ------------------------------------------------
                                 November 30, 2006  November 30, 2005  Inc (Dec)  November 30, 2006  November 30, 2005  Inc (Dec)
                                     $          %       $          %       $          $          %       $          %       $
--------------------------------------------------------------------------------  ------------------------------------------------
TOTAL COSTS AND EXPENSES
   Direct costs of revenue         511,691      17%    430,371     20%    81,320  1,442,282      18%  1,234,258     25%    208,024
   Sales and Marketing             556,680      18%    157,633      7%   399,047  1,296,572      16%    336,461      6%    960,111
   Software amortization            31,555       1%     30,647      1%       908     97,404       1%     95,377      2%      2,027
   General, administrative, and
      other                      1,879,867      62%    911,148     42%   968,719  4,562,583      55%  2,504,701     48%  2,057,882
   Stock compensation expense       50,785       2%    644,248     29%  (593,463)   865,282      10%  1,047,100     20%   (181,818)
   Amortization of intangibles      10,580       0%     10,578      1%         2     31,738       0%     31,737      1%          1
--------------------------------------------------------------------------------  ------------------------------------------------
TOTAL                            3,041,158     100%  2,184,625    100%   856,533  8,295,861     100%  5,249,634    100%  3,046,227
--------------------------------------------------------------------------------  ------------------------------------------------

DIRECT COSTS OF REVENUE, including the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation, were $511,691for the three months ended November 30, 2006, an increase of 19%, compared to the three months ended November 30, 2005 and $1,442,282 for the nine months ended November 30, 2006, an increase of 17%, compared to the nine months ended November 30, 2005, primarily due to higher bandwidth costs, commensurate with the additional channels in operation, offset in part by a reduction in production costs as a percent of revenue.

Direct costs of revenue as a percentage of total revenue declined to 31% for the quarter ended November 30, 2006 from 55% for the comparable period of 2005, and declined to 33% for the nine months ended November 30, 2006 from 65% for the comparable period in 2005. This is due primarily to the growth of the higher margin Narrowcasting business which accounted for 71% of total revenue in the quarter ended November 30, 2006, compared to 69% in the quarter ended November 30, 2005 and increased to 70% for the nine months ended November 30, 2006 from 54% for the comparable period in 2005.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
-------------------------------------------------------------------------------

SALES AND MARKETING expenses, including employee compensation and related costs for personnel engaged in marketing, customer service and sales and sales support functions, as well as direct advertising, public relations and promotional expenditures, were $556,680 for the three months ended November 30, 2006, an increase of 253%, compared to the three months ended November 30, 2005 and $1,296,572 for the nine months ended November 30, 2006, an increase of 285% compared to the nine months ended November 30, 2005. This increase is primarily due to increased marketing efforts and increased sales and marketing staffing.

GENERAL, ADMINISTRATIVE AND OTHER expenses, including employee compensation and related costs for personnel engaged in administrative functions, legal and accounting fees, amortization and depreciation and other items, were $1,879,867 for the quarter ended November 30, 2006, an increase of approximately $968,719, or 106%, compared to the quarter ended November 30, 2005 and were $4,562,583, an increase of $2,057,882, or 82%, for the nine months ended November 30, 2006. The increase resulted primarily from an increase in the number of employees, as we continue to expand and scale-up our operations, including additional executive officers, together with increases in other items including insurance, investor relations services, travel, and recruitment costs. Overall the Company's staff level grew from 34 at February 28, 2006 to 49 at November 30, 2006.

As a percentage of total revenue, general administrative and other expenses decreased to 114% of total revenue for the quarter ended November 30, 2006, compared to 117% for the same period of 2005 and decreased to 105% of total revenue for the nine months ended November 30, 2006, compared to 133% for the comparable period in 2005. The breakdown of general, administrative and other expenses is as follows:

-------------------------------------------------------------------------------  -----------------------------------------------
                                               Three months ended                               Nine months ended
                    -----------------------------------------------------------  -----------------------------------------------
                                November 30, 2006  November 30, 2005             November 30, 2006  November 30, 2005
                                      $       %        $       %      Inc (Dec)        $       %         $         %   Inc (Dec)
-------------------------------------------------------------------------------  -----------------------------------------------
TOTAL GENERAL, ADMINISTRATIVE
   AND OTHER
   Wages and salaries               706,916   38%   315,213   34%      391,703     1,668,962   37%    882,187     35%    786,775
   Legal, accounting and audit      288,573   15%   205,414   23%       83,159       822,599   18%    806,784     32%     15,815
   Depreciation                      23,566    1%   (24,979)  -3%       48,545        55,363    1%     19,237      1%     36,126
   Other                            860,812   46%   415,500   46%      445,312     2,015,659   44%    796,493     32%  1,219,166
-------------------------------------------------------------------------------  -----------------------------------------------
TOTAL                             1,879,867  100%   911,148  100%      968,719     4,562,583  100%  2,504,701    100%  2,057,882
===============================================================================  ===============================================

STOCK BASED COMPENSATION EXPENSE. We recorded non-cash charges of approximately $51,000, or a decrease of 92%, for the quarter ended November 30, 2006 as compared to the quarter ended November 30, 2005 and $865,000, or a decrease of 17%, for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. The quarter ended November 30, 2006 included a charge of approximately $33,785 relating to stock options granted to employees, the fair value of which is required to be expensed over their vesting periods following the implementation of SFAS No.123R. We also granted options to employees and directors and made payments in shares and warrants to third parties for services rendered.

SOFTWARE DEVELOPMENT EXPENSES consist primarily of compensation and related costs for personnel responsible for the development of new products and services, as well as significant improvements to existing products and services. We currently capitalize our development costs and amortize a portion of them each year. During the quarter ended November 30, 2006, we capitalized approximately $37,000 of software development and amortized approximately $32,000, compared to $4,000 and $30,000, respectively, for the quarter ended November 30, 2005. For the nine months ended November 30, 2006, approximately $116,000 of software development was capitalized and approximately $97,000 was amortized, as compared to $81,000 and $95,000, respectively, for the nine months ended November 30, 2005.

INCOME TAXES. We have not generated any taxable income to date, and therefore have not had to pay any income tax or make any provision for income tax since our inception. The Company's net operating loss carryforward, at the expected tax rates for its operations, includes approximately $6,436,889 deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $4,602,122 deductible against future taxable income generated in the United States, which will remain available until utilized or begin to expire at various dates through February 28, 2025.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We had $1,755,529 in cash and cash equivalents available at November 30, 2006 and available bank overdraft facilities of $58,500. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures and, debt repayments. We discuss many of these factors in detail below.

We have financed our operations from inception through private equity financing. From inception through November 30, 2006, we sold an aggregate of 45,248,974 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at November 30, 2006, had an accumulated deficit of approximately $16.3 million.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At November 30, 2006, our current ratio was 2.4, compared to 4.5 at February 28, 2006. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

As mentioned in Note 2 of the financial statements, the Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised or financing being acquired. The management team has developed a strategic business plan and is actively pursuing various financing options. As the management team addresses its liquidity shortage, the Company is attempting to improve its liquidity position by evaluating ongoing operating expenses, increasing its effort to collect outstanding receivables and continuing to focus on increasing sales.

NET CASH USED IN OPERATING ACTIVITIES was approximately $3,467,675 for the nine months ended November 30, 2006 and approximately $1,645,384 for the nine months ended November 30, 2005. The increase in cash used in operations was due primarily to a significant increase in accounts receivable commensurate with the increase in revenues, as well as a higher level of prepaid expenses.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES was approximately $1,633,072 of cash generated for the nine months ended November 30, 2006 and net cash used in investing activities was approximately $192,901 of cash utilized for the nine months ended November 30, 2005. The decrease in cash used was due to proceeds from short term investments offset by capital investment in our network.

NET CASH PROVIDED BY FINANCING ACTIVITIES was approximately $1,314,828 for the nine months ended November 30, 2006, resulting primarily from the receipt of subscriptions for shares outstanding at February 28, 2006 and approximately $2,059,497 for the nine months ended November 30, 2005, resulting primarily from the issuance of capital stock to our investors to support our operations.

As of November 30, 2006, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

          -------------------------------------------------------------
                                                      Nine Months Ended

                                                      November 30, 2006
                                                         (unaudited)
                                                              $
          -------------------------------------------------------------
          Amounts payable:
          Within 12 months                                      103,523
          Between one and two years                             103,523
          Between two and three years                            66,480
          -------------------------------------------------------------
          Total future commitment                               273,526
          Less: finance charges allocated to future
          periods                                               (30,744)
          -------------------------------------------------------------
          Present Value                                         242,782
          =============================================================

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
-------------------------------------------------------------------------------

Our cash and cash equivalents as of November 30, 2006 were approximately $1.8 million and we had bank overdraft facilities of $58,500 as of that date. An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At November 30, 2006 and February 28, 2006, the overdraft facilities consisted of approximately $19,500 and $70,000, respectively, with Barclays Bank PLC and $39,000 and $34,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on November 30, 2006 or February 28, 2006. The interest rate on the Barclays facility is 5.25% above Barclays' variable base rate (which base rate was 4.5% per annum as of November 30, 2006). The interest rate on the NatWest facility is 4.5% above NatWest's variable base rate (which base rate was 4.5% per annum as of November 30, 2006). The Barclays overdraft facility was renewed on March 20, 2006. The NatWest overdraft facility was renewed on May 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS. We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 29, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting. For the fiscal year ending February 28, 2009, a report by our independent registered public accounting firm will be included addressing these assessments. We are exposed to increased costs associated with complying with these requirements, and will be spending management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

This report contains forward-looking statements including, without limitation, in the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as may, might, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------

A total of 100,000 shares of common stock were granted to Granahan McCourt Advisors, LLC on May 30, 2006 pursuant to an investor relations agreement with Narrowstep Inc. of the same date. The issuance was made in reliance on Section 4(2) of the Securities Act.

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

On October 20, 2006, Peter Siddall resigned as Chairman of the Board and Director of Narrowstep Inc.

On December 1, 2006, Stephen Beaumont resigned as President and Chief Executive Officer of Narrowstep Inc. and the Company approved the appointment of David C. McCourt as Interim Chief Executive Officer and Chairman of the Board of the Company. Mr. McCourt has been a director of the Company since June 27, 2006.

On December 7, 2006, the Board of Directors of the Company approved the appointment of Lisa VanPatten as Chief Financial Officer of the Company, replacing Jill Thoerle, who served as the Company's Interim Chief Financial Officer since July 2006.

On January 2, 2007, Clifford Webb was removed as the Chief Operating Officer of Narrowstep, Inc.

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

                                 NARROWSTEP INC.


                                        By: /s/ David McCourt
                                            ------------------------------------
 Dated: January 16, 2007                    David McCourt
                                            Interim Chief Executive Officer


                                        By: /s/ Lisa VanPatten
                                            ------------------------------------
 Dated: January 16, 2007                    Lisa VanPatten
                                            Chief Financial Officer