Form 10KSB
period 2007-02-28
NARROWSTEP INC
filed 2007-05-30
CIK 1232951

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM__________________TO_________________

                         COMMISSION FILE NO. 333-108632

                                 NARROWSTEP INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                         33-1010941
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                        116 VILLAGE BOULEVARD, SUITE 200
                           PRINCETON, NEW JERSEY 08540
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (609) 951-2221
                           (ISSUER'S TELEPHONE NUMBER)


       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE



Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined under Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Issuer's revenues for the year ended February 28, 2007:    $6,008,835

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer on May 15, 2007, based on the average of the closing bid and asked price of the issuer's Common Stock on such date as reported on the OTC Bulletin Board, was $0.60

At May 15, 2007, 45,348,974 shares of the issuer's Common Stock, par value $0.000001 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]    No  |X|
================================================================================

                                 NARROWSTEP INC.
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

                                TABLE OF CONTENTS



PART I                                                                    Page #

Item 1.     Description of Business.......................................     4
Item 1A.    Risk Factors..................................................    10
Item 2.     Properties....................................................    14
Item 3.     Legal Proceedings ............................................    14
Item 4.     Submission of Matters to a Vote of Security Holders...........    14

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......    14
Item 6.     Management's Discussion and Analysis or Plan of Operation.....    15
Item 7.     Financial Statements..........................................    21
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                              21
Item 8A.    Controls and Procedures.......................................    21
Item 8B.    Other Information.............................................    22

PART III

Item 9.     Directors, Executives Officers, Promoter and Control Persons..    22
Item 10.    Executive Compensation........................................    24
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................    28
Item 12.    Certain Relationships and Related Transactions................    30
Item 13.    Exhibits......................................................    31
Item 14.    Principal Accountant Fees and Services........................    33

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

Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Item 1A--Risk Factors" in this report, our financial statements and the related notes thereto in this report, and other documents we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Narrowstep is a pioneer in the field of internet-based video content delivery. Our objective is to provide world class tools to content owners, best of breed tools to the internet television viewer, and to move video around the globe efficiently and effectively utilizing our own content delivery network. Our proprietary operating system, which we have termed the Television Operating System - TelvOS, provides comprehensive delivery of video content and television-like programming to mobile, wireless, internet, broadband and broadcast services. Our system provides a platform to enable owners and users of video content to reach specific audiences by "narrowcasting" - targeting delivery of specific content to interested groups. Narrowcasting provides new business opportunities for content providers to build commercial channels by creating a new model for delivering content. In addition to enabling delivery of content, the Narrowstep platform enables our clients to commercialize video-based content. This can be achieved through directed advertising, sponsorship, pay-per-view, subscription, and/or e-commerce.

MARKET OVERVIEW

We believe the media industry is in the process of a fundamental transformation. The delivery of video content, which previously has been dominated by terrestrial and satellite cable delivery systems, and national and cable broadcasters, is facing many of the same changes that publishing faced in the 1980s - desktop video, lower production costs and easier distribution are changing the marketplace just as desktop publishing changed the publishing world forever.

Traditional distribution of video content on terrestrial bands, satellite and cable is now augmented by broadband distribution on the internet. This model may fragment further as wireless and mobile networks provide newer and more efficient distribution for video content through the delivery of television signals over internet protocol or TV over IP. Our goal is to establish our platform as the de facto standard for building TV over IP channels and delivering video content over broadband, mobile and wireless networks.

We believe that the delivery of video content over the internet is an effective means of providing entertainment and information and has a multitude of applications. Internet-based distribution of video content creates possibilities for directed programming not usually feasible in traditional broadcasting. Narrowcasting describes a field that is evolving due to a number of factors which we believe are changing the traditional broadcast model:

        o NEW TECHNOLOGY. The internet and mobile communications are two media that have taken market share from traditional TV viewing in recent years. Increasingly, video content is being made available over these media.

        o PROLIFERATION OF CHANNELS. Content owners are able to access viewers through distribution on cable, satellite and digital services. The number of traditional channels has increased markedly over the last 20 years as these distribution media have been exploited. The internet offers a further distribution medium with launch costs significantly lower than for a new cable or satellite channel.

        o TARGETED MARKETING. We believe that marketers are looking beyond broadcasting's focus on broad, mass markets and that content providers and advertisers are increasingly seeking to differentiate and target specific markets.

Narrowstep was formed to provide content delivery solutions for targeted video programming through an internet-based delivery solution. Traditional delivery of video content is largely achieved through the transmission of content over mass market media such as terrestrial transmission, satellite and cable systems based on a "play once, view anywhere" model. Traditional broadcasting relies on diary entries made by small samplings of viewers in order to gauge viewing habits and trends. These entries are then compiled into viewing surveys by market research agencies such as Nielson and BARB in an effort to extrapolate audience measurement and viewing trends among various populations. These technologies and the commercial model which pays for the deployment of traditional television stations require the delivery of mass market audiences, since advertisers pay for audience delivery.

Using internet protocol technology and our content delivery solutions, it is possible to identify all individual viewers of content by location, using their internet addresses, and by subject interest, by recording the viewer's viewing habits. In addition, it is also possible to require a viewer to register and provide additional detail in order to access content. As a result, content providers can target delivery of video content to specific individuals or groups of individuals. Since the internet is available globally, unlike most traditional broadcasting mechanisms which are generally limited to geographical regions, targeted audiences can also be aggregated across the world providing a means of grouping a desired audience in sufficient numbers to make directed content economically viable.

Narrowstep's primary marketplace is in the delivery of broadband TV over IP. Broadband is experiencing explosive growth. More than two-thirds of all active U.S. Web users connect via broadband, according to February 2006 data from Nielsen/NetRatings.

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

PRODUCTS AND SERVICES

We provide a range of products and services based on our core technology platform, TelvOS. This is a comprehensive video and audio management and play-out system. It facilitates making video and audio content available as a live stream, distributing images of live events over the network; as highlights, or video on demand; as searchable content from an archive; and as a 24 x 7 stream, like television. A video stream is not downloaded to the viewer's computer; rather it is made available as a continuously playing service, similar to traditional broadcast television. Additionally, video can be offered for download with integrated digital rights management.

From the TelvOS platform, content can be made available to the internet, broadband services, cable and satellite, mobile networks, wireless systems, and to digital signage, point of sale and point of information displays. All elements can be controlled in real time from a web-based interface. The service can be commercialized using pay-per-view, subscription, content syndication, advertising, sponsorship and e-commerce functions, and can be controlled and changed in real time. It also provides full real time monitoring and statistical feedback to the channel operator.

The Narrowstep family of products and services consists of the following:

TELVOS - CORE SYSTEM
        The TelvOS core system is a complete platform for the management and play-out of rich media over the Internet and other IP networks. The TelvOS Core System includes a content management system to manage, search, and publish rich media assets. Content can be uploaded automatically or manually in any common computer audio, video or streaming format and then managed with full metadata support. Metadata provides detailed descriptions of the content and attaches details such as the length, category and copyright owner. Channel owners can create video sequences for play-out including advertising, station identifications and content trailers, along with the programming content. The content can be made available to viewers as a live, `as it happens' service; as video on demand; via an archive and search function; and as scheduled programming streams in the Narrowstep Player. The TelvOS cores system features control over in which territories the content is made available provides full security and digital rights management control and can include advertising and sponsorship support, along with pay-per-view and subscription payment packages. Once prepared, the content can be made available to mobile, wireless, broadband and broadcast networks. This system enables customers to build and manage video channels over multiple media outlets. The TelvOS Core System provides detailed statistics on all elements of the system's performance, from the number of unique viewers to the length of time the channel was watched and the number of advertisements delivered.

        TelvOS provides clients with a complete suite of content management tools. Content can be uploaded automatically or manually in any common computer audio, video or streaming format and then managed with full metadata support. A statistics function delivers real time intelligence on the number of viewers, data transferred and even the proportion of the data viewed or listened to. In addition, a detailed search engine supports the retrieval of content from the archive. TelvOS also allows clients to determine how and when to make the content available to viewers. Our technology enables clients to control where the content is available, provides full security and digital rights management control and can include advertising and sponsorship support, along with pay-per-view, subscription and microcharging options. Clients can use TelvOS to make video and audio content available as a live stream, to distribute live event coverage, to play highlights, to provide video on demand; to enable viewers to obtain searchable content from an archive; and to provide continuous play video 24 hours per day, similar to broadcast and cable television.

        Our system enables clients to fully commercialize broadband video distribution by providing complete control and management of advertising content. With TelvOS, clients can upload, store and manage advertisements, infomercials and sponsored programs. Advertising campaigns can be constructed in real time by defining the required profile of the target audience and selecting how many views of the advertisement - called ad impressions - are desired by the advertiser. Advertisements are then automatically played out to any viewer matching this profile. Where there are more ads than advertising slots, the advertiser can bid for the slot, and the highest paying advertisement will be played out by default.

        The Narrowstep Player provides the graphic user interface for viewers to access and control content from TelvOS and is not marketed as a separate product. During a viewer's initial connection, the Narrowstep Player automatically runs a bandwidth check to detect the viewer's connection, device and platform and then provides the content in a format and size, and at a data rate most appropriate for the viewer. The Narrowstep Player then provides the viewer with controls over the video content being displayed, including the ability to select between live content, scheduled content, on demand content and content in the video or audio archive. Where a pay-per-view or subscription model is deployed the Narrowstep Player enables the viewer to pay for the content. Narrowstep Players can be embedded into an existing website or application, thus extending the reach of the channel through third party web site syndication.

ADSERVER
        AdServer is an online system that enables the commercialization of broadband video distribution by providing complete control and management of advertising content. Using adServer, clients can upload, store and manage advertisements, infomercials and sponsored programs. Advertising campaigns can be constructed in real time by defining the required profile of the target audience and selecting how many views of the advertisement - called ad impressions - are desired by the advertiser as well as bidding terms. Advertisements are then automatically played out matching the viewer profile to the available campaigns while maximizing the advertising revenue for the channel.

PAYGATE
        PayGate is an interface between the TelvOS platform and payment gateways, such as PayPal and Cybersource. Any item on the platform, such as an on-demand video or a channel can have a payment rule attached to it which requires the viewer to pay before they can view or access the content. PayGate supports single and recurring transactions for pay per view and subscription business models. All transactions are captured and reported for each channel. Sensitive payment details are not stored, but are forwarded to a payment service provider (PSP) for processing.

NCODER
        NCoder is an encoding hardware solution that provides direct encoding capability for video content and attaches to a client's edit machine or network. Video files are placed in an upload file folder on the nCoder by the client and the files are compressed into all the selected formats, sizes and data rates required and then uploaded into the client's TelvOS account. The nCoder is offered in 2 tiers, nCoder and nCoder Pro. The nCoder Pro includes faster encoding up to real time feeds in multiple data formats.

DOWNLOADSERVER
        DownloadServer is a product integrated within TelvOS to offer secure downloads of any rich media. Multiple files or file formats can be bundled into a download pack and secured with Microsoft digital rights management (DRM). Channel owners can configure the license terms of the DRM of the download pack and payment rules such as pay per download and subscription access.

We also provide a full range of services complementary to our technology platform, including:

        CHANNEL AND PLAYER SET UP. We use our core technology to establish internet channels and customized players for clients according to their specifications which then operate under a license arrangement. Player customization can be ongoing work through the life of the channel, because an Internet TV channel, like any website, is constantly being updated and improved.

        PRODUCTION SERVICES. We provide a full range of production services for our clients, focusing on high quality content encoding, ingestion into TelvOS, metadata entry, support for live streaming, and pre-production and production services.

        CONSULTING SERVICES. We provide a variety of additional consulting and management services. These vary depending upon client needs and include such things as advice on advertising and distribution strategies, technology integration services, digital media, content acquisition, and providing advertising for content through arrangements with advertisers.

        CUSTOMER SERVICE & SUPPORT: For our Internet TV channels, we provide 24x7 email and phone support as it pertains to the TelvOS System


NARROWSTEP'S CONTENT DELIVERY NETWORK (CDN)

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

Our technology has been designed and engineered to be scalable and replicable. When a client uploads a file to any Narrowstep server, this file is replicated to every server on the network, unless otherwise configured. Our network is currently capable of handling approximately 5,000 simultaneous users. We are currently in the process of upgrading our CDN to increase the amount of simultaneous users to 10,000.

We operate our core technology platform on top of our content delivery network or "CDN", which is hosted by some of the world's leading internet service providers. We have points of presence or "POP" locations with each of Teleglobe and Interoute in London and Interoute in New York. More recently, we added a network within the network of Telewest Communications, one of only two cable operators in the United Kingdom, to deliver services to their cable modem IP service, blueyonder. We plan to continue investing in our own CDN which we believe will be cost effective and give us the ability to deliver the highest quality video to our end users.

SALES AND MARKETING

To date, we have sold and marketed our services largely through direct approaches to potential clients. More recently many sales leads have been generated by word of mouth, via our web site and by attending and presenting at various industry trade shows. As of February 28, 2007, we had 16 full-time sales and marketing employees.

We have also established partnering or reseller arrangements with third parties under which we have agreed to pay our partners a portion of the revenues they generate in reselling our products. Under these arrangements partners are entitled to receive commissions of between 10% and 30% for work resulting from introductions and are expected to continue to provide related supporting services. We believe these arrangements will enable us to enter specialized and more diverse geographical markets than we might otherwise be able to penetrate using solely our own sales efforts. We intend to continue to update our support arrangements, training and promotional materials to provide additional support for our partners.

We plan to continue expanding our sales and marketing activities, including hiring additional employees for our sales and marketing efforts and developing marketing programs, trade show participation and speaking engagements. We plan to concentrate primarily on the following marketing techniques in the coming year:

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

CLIENTS

Many of our customers are producers, owners of content or have rights to content. Many of these customers use our solutions to address a specific niche in the marketplace. Some examples of these niche areas are faith based channels, Travel channels, and extreme sports. We also have customers that are cable operators that have also launched channels on the web and are using our services to broadcast and manage their content. In addition, we provide production services for various content owners or companies that have rights to film a sporting event.

COMPETITION

The internet video distribution market is highly competitive and subject to changing technology and market dynamics. We believe the principal competitive factors in our market include:

        o       ability to provide a complete solution;
        o       content management capabilities;
        o       enabling clients to monetize content;
        o       quality of video stream; and
        o       service reliability.

We believe we compete effectively in all of these areas. TelvOS enables us to provide clients with a user friendly complete end-to-end content management and delivery system whereas many of our competitors specialize on only one particular part of the video delivery process. For example, certain of our competitors focus on player design and build but do not provide tools for the direct control of content delivery. Others focus on advertising and syndication without addressing clients' need to manage digital rights, content registration, and content delivery. In addition to TelvOS, we provide a number of complementary services, including channel and player set up and customization, production services and consulting services. These service offerings allow us to offer complete turn-key solutions to our clients.

We focus primarily on providing clients with the ability to manage and stream long form video content (longer than 30 minute streams) compared to many of our competitors who provide short form streaming tools. Although existing technology can be used to provide both long form and short form streaming capability, the ability to provide high quality long form content depends primarily on the reliability of the network used to stream the content and the availability of sufficient bandwidth. Unlike many of our competitors, who contract with third parties aggregators, such as Akamai, to carry their video content through shared networks, we contract directly with network owners to provide dedicated network availability for the channels we host. In addition, to boost service reliability we have established a number of points of presence (POPs) on the internet. These POPs enable us to route content more directly, thereby enhancing the quality and reliability of our channels.

Many of our competitors have significantly longer operating histories, significantly greater financial, marketing and other resources, and significantly greater name recognition than us. In addition, costs of entry are low and as a result new entrants may enter the market in the future with a commercial advantage that would undermine our business model. We do not own any patented technology that precludes or inhibits others from entering our market. As a result, new entrants pose a threat to our business and we may face further competition in the future from companies who do not currently offer competitive services or products.

INTELLECTUAL PROPERTY RIGHTS

Our success is dependent in part upon our proprietary TelvOS system. To date, we have not filed for any patents or registered copyrights relating to any of our intellectual property rights.

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

GOVERNMENT REGULATION

Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the internet. Although Narrowstep is able to control the distribution of content on a territorial basis, such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional costs for us in order to comply with such regulation.

Many laws governing issues such as property ownership, copyright, patent and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the internet. However, the vast majority of such laws were adopted before the advent of the internet and related technologies and their applicability to the internet continues to evolve.

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


EMPLOYEES

As of February 28, 2007, Narrowstep had a total of 56 employees of whom 21 were in operations, 16 in sales & marketing, 6 in administration, and 13 in research & development. To date, Narrowstep has been successful in recruiting and hiring individuals with the desired skills and experience.

None of Narrowstep's employees are represented by labor unions and Narrowstep has never experienced a work stoppage. We believe our employee relations are good.

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

RISKS RELATING TO OUR BUSINESS

WE HAVE A BRIEF OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PREDICT OUR SUCCESS.

Narrowstep was incorporated as a start-up business on May 9, 2002. As a result, we have a brief operating history upon which to evaluate our business and prospects. Our historical results of operations are limited, so they may not give an accurate indication of our future results of operations or prospects. We are in an early stage of operations and we face risks and uncertainties relating to our ability to successfully implement our business strategy. Our prospects must be considered in light of these risks and the expenses and difficulties frequently encountered in new and rapidly evolving businesses, such as internet-based video content. These difficulties can include:

        o       commercializing new technology;
        o       educating the market;
        o       finding early adopters;
        o       getting large customers to try the product;
        o       increasing system capacity;
        o developing and enhancing software products with limited resources;
        o       hiring and maintaining key employees with the correct skills;
        o       the time and effort needed to market the company and products;
        o       building infrastructure to support future growth;
        o       setting up and working effective channels of distribution; and
        o       capital raising to fund operations through to breakeven.

We may not be successful in meeting the challenges we face. If we are unable to do so, our business will not be successful and the value of our common stock will decline.

WE HAVE A HISTORY OF LOSSES, ARE NOT CURRENTLY PROFITABLE AND ANTICIPATE FUTURE LOSSES.

Our operating losses have exceeded our revenue in each quarter since inception. We had an accumulated deficit of approximately $19.5 million as of February 28, 2007 and $12.5 million for the fiscal year ended February 28, 2006. Although our revenues have grown significantly since 2002, this growth may not be sustainable or indicative of future results of operations. We intend to continue to invest in internal expansion, infrastructure, strategic acquisitions, integration of any acquired companies into our existing operations, and our sales and marketing efforts. We cannot be certain when we will operate profitably, if ever.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. On May 24, 2007, in connection with its audit of our consolidated financial statements for the year ended February 28, 2007, Rothstein, Kass & Company, P.C., our independent registered public accounting firm, informed us and our audit committee of certain deficiencies in our internal controls over financial reporting that they considered to be material and non-material weaknesses. The material weaknesses were as follows:

        o We did not record the stock-based compensation expense on certain stock options, issued to one of our directors, on a timely basis. As a result of this, our third quarter interim financial statements were misstated.

The non-material weaknesses were as follows:

        o We did not record a sufficient allowance for bad debts related to a customer's accounts receivable balance that was in question.

        o We were recording invoices billed to certain customers in such a manner that the result was to recognize revenues on a cash basis, which is not in accordance with accounting principals generally accepted in the United States.

Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.

We will take steps to correct the material and non-material weaknesses in our internal controls identified by Rothstein, Kass & Company, P.C.

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

WE HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSING DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm noted in their report accompanying our financial statements for the fiscal year ended February 28, 2007 that we have reported significant losses from operations and require additional financing to fund future operations and stated that those conditions raised substantial doubt about our ability to continue as a going concern. We cannot assure you that our plans to address these matters will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

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

IF WE ARE UNABLE TO CONTINUE DEVELOPMENT OF ONE OR MORE OF OUR PRODUCTS, OUR ENTIRE BUSINESS STRATEGY MAY BE UNSUCCESSFUL.

Our overall business strategy is dependent upon providing effective solutions to our customers. We are continuing the development and improvement of the products and services we believe will be necessary for our future growth. We anticipate that enhancements to our existing products will continue to take the majority of the time of our Chief Technology Officer and support from a number of developers on an ongoing basis. Development of any product, however, can be more expensive and time-consuming than originally planned, and face unexpected delays or problems. Any delays in development could cause significant additional expense, result in operating losses and lost corporate opportunities, and create significant marketing opportunities for our competition. Because we are continuing to develop and improve a number of products, all of which are integral to our complete solution, the possibility of a problem is much greater than if we were developing only one product. Problems or delays in the continued development and deployment of any of our products could defeat our business strategy and substantially harm our prospects for future revenues.

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

IF WE LOSE ONE OR MORE OF OUR MAJOR CLIENTS OUR REVENUES WILL DECLINE SUBSTANTIALLY.

For the fiscal year ended February 28, 2007, our four largest clients accounted for approximately 23% of our revenue. For the fiscal year ended February 28, 2006, our four largest clients accounted for approximately 44% of our revenue. If we lose one or more of these clients, our revenues will decline substantially.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN SUFFICIENT BANDWIDTH FROM THIRD PARTY PROVIDERS, OUR BUSINESS WILL SUFFER.

We depend on network operators such as Teleglobe and Interoute to distribute video over the internet. These network operators may choose to compete with us, to enter into relationships with competitors, to change the terms on which they distribute our channels, including to increase their prices, or not to do business with us because of our size and lack of operating history. If we are unable to obtain sufficient bandwidth on terms acceptable to us, the scalability and reliability of our system would be adversely affected.

IF CONTENT OWNERS DO NOT ADOPT INTERNET-BASED DELIVERY AS A MEANS FOR DISTRIBUTING THEIR CONTENT, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES.

The success of our business model is highly dependent on video content being available for distribution over the internet. Content owners may choose not to make their content available over the internet. If sufficient content is not available we may not generate sufficient revenues and our business may fail.

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

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OUR BUSINESS MAY SUFFER.

We are heavily dependent upon the continued services of David McCourt, Interim Chief Executive Officer. The loss could seriously impede our success. We do not carry life insurance on the life of our CEO. In the event that our CEO becomes unavailable for any reason, our business may suffer.

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

None of our intellectual property is covered by patents. We currently rely on a combination of trade secret, nondisclosure and other contractual agreements, as well as existing copyright and trademark laws to protect our confidential and proprietary information, but this may not be sufficient to prevent third parties from infringing upon or designing around our intellectual property to develop a competing product. We cannot be sure that our technology will not infringe any third party's intellectual property. In the event that a third party either infringes upon our intellectual property or makes a claim that our products infringe upon its proprietary rights, we may not have sufficient financial or other resources to enforce our rights or to successfully defend against any claim. Any infringement of or by our intellectual property could restrict our ability to generate revenues from our products.

SYSTEM FAILURES AND/OR SECURITY RISKS MAY IMPAIR OUR OPERATIONS.

The core of our network infrastructure could be vulnerable to unforeseen computer problems. We may experience interruptions in service in the future as a result of the accidental or intentional actions of internet users, current and former employees or others. These risks are heightened by our reliance on a small number of network providers. Unknown security risks may result in liability to Narrowstep and also may deter new clients from using our products and services. The security measures we implement may still be circumvented in the future, which could impair our operations and have a material adverse effect on our business.

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

RISKS RELATED TO CONDUCTING BUSINESS OUTSIDE OF THE UNITED STATES MAY ADVERSELY IMPACT OUR BUSINESS.

We market and sell our products and services in Europe, Asia, and the United States. As a result, we are subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on our ability to enforce our intellectual property rights, discontinuity of our infrastructures, subsidized competition from local nationalized providers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on our business.

ADDITIONAL EQUITY FINANCING WILL DILUTE THE OWNERSHIP INTEREST OF OUR EXISTING STOCKHOLDERS.

We will need to raise additional capital in the future to continue development and marketing of our products and services. We anticipate that we may raise capital in the future by selling additional equity or financial instruments which are exchangeable or convertible into equity. Any future equity or equity-related financings will dilute the ownership interest of our existing stockholders.

BECAUSE OUR ASSETS ARE LOCATED PRIMARILY IN THE UNITED KINGDOM, IT MAY BE DIFFICULT TO PROCEED WITH AN ACTION, OR TO ENFORCE A JUDGMENT, AGAINST US.

Our primary offices and assets are located exclusively in the United Kingdom. As a result, it may be difficult for stockholders located in the United States to pursue an action, or enforce a judgment against us, in the event of any litigation.

RISKS RELATED TO INVESTING IN SHARES

IF THERE IS NO ACTIVE TRADING MARKET FOR OUR STOCK, YOU MAY BE UNABLE TO SELL THE SHARES.

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND CAN FLUCTUATE IN RESPONSE TO MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

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

BECAUSE WE HAVE A LIMITED OFFERING QUALIFICATION IN CALIFORNIA, SALES OF THE SHARES ARE LIMITED IN CALIFORNIA.

The offering of our shares in California was approved on the basis of a limited offering qualification where offers/sales can only be made to proposed California investors based on their meeting certain suitability standards. The California Department of Corporations refers to and specified this standard as a "super suitability" standard, which requires any California investor in our common stock to have not less than (i) $250,000 in liquid net worth (a net worth exclusive of home, home furnishings and automobile) plus $65,000 gross annual income, (ii) $500,000 in liquid net worth, (iii) $1,000,000 in net worth (inclusive), or (iv) $200,000 gross annual income.

Because the offering was approved in California on the basis of a limited offering qualification, we were not required to demonstrate compliance with some of the merit regulations of the California Department of Corporations as found in Title 10, California Code of Regulations, Rule 260.140 et seq. In addition, the exemptions for secondary trading in California available under California Corporations Code Section 25104(h) will not be available, although there may be other exemptions to cover private sales in California of a bona fide owner of our common stock for his own account without advertising and without being effected by or through a broker dealer in a public offering. These restrictions will make it more difficult to sell our shares in California.

CERTAIN PROVISIONS OF OUR CHARTER AND BY-LAWS COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS OR A CHANGE IN CONTROL.

Certain provisions of our Certificate of Incorporation, By-Laws and Delaware law could discourage, delay or prevent a change in control of our company or an acquisition of our company at a price which many stockholders may find attractive. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our Board of Directors, without further stockholder approval, may issue preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of common stock.

ITEM 2.  PROPERTIES

We currently maintain offices in the United Kingdom and the United States. Our facilities in London holds our administrative, sales & marketing, customer service & developers which we believe will be adequate to meet our office space needs for the next several years as we currently utilize approximately 90% of the total office space. We are currently negotiating our lease in London which at the moment are on a month-to-month lease. Our offices in New York predominantly hold our sales and sales support personnel. We have a twelve month renewable lease which expires on September 30, 2007. Our offices in New Jersey currently hold many of our senior executives and most of our back office staff. Our lease for that facility is on a six month renewable term, expiring July 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

During the fiscal year we were not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended February 28, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

Our Common stock has traded on the OTC Bulletin Board under the symbol "NRWS" since August 4, 2005. Prior to that time, there was no public trading market for our common stock. As of February 28, 2007, we had 105 holders of record.

The following table sets for the period indicated, the high and low sales prices of our common stock as reported by the OTC Bulletin Board, on the trading day during the respective period:

------------------------------------------------------------------------------
Fiscal Year 2007                                       High              Low
------------------------------------------------------------------------------
Fourth Quarter ended February 28, 2007               $   1.29         $   0.83
Third Quarter ended November 30, 2006                $   1.04         $   0.75
Second Quarter ended August 31, 2006                 $   0.92         $   0.61
First Quarter ended May 31, 2006                     $   0.68         $   0.61


------------------------------------------------------------------------------
Fiscal Year 2006                                       High              Low
------------------------------------------------------------------------------
Fourth Quarter ended February 28, 2006               $   1.49         $   0.52
* Third Quarter ended November 30, 2005*             $   1.70         $   0.95


* The OTC Bulletin Board first began publishing quotations for our common stock on September 13, 2005


On May 15, 2007, the closing price of our common stock was $0.60 per share.

DIVIDEND POLICY

We paid no cash dividends during the fiscal year ended February 28, 2007 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

A total of 100,000 shares of common stock were granted to Granahan McCourt Advisors, LLC on May 30, 2006 pursuant to an investor relations agreement with Narrowstep Inc. of the same date. The issuance was made in reliance on Section 4(2) of the Securities Act.

A total of 100,000 shares of common stock were issued on December 11, 2006 to Ramp Partners upon the exercise of warrants previously granted to them.

On May 3, 2006 the Company issued warrants to purchase 40,000 shares at an exercise price of $1.01 and are exercisable until May 3, 2011. On October 16, 2006 the Company issued warrants to purchase 6,000 shares at an exercise price of $0.95 and are exercisable until October 16, 2011. All warrants were issued for consultancy services for the fiscal year ended February 28, 2007.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT AND THE SECTION "RISK FACTORS" IN ITEM 1A, AS WELL AS OTHER CAUTIONARY STATEMENTS AND RISKS DESCRIBED ELSEWHERE IN THIS REPORT, BEFORE DECIDING TO PURCHASE, SELL OR HOLD OUR COMMON STOCK.

OVERVIEW

We provide our customers with technology that allows them to transmit video content over the internet to targeted audiences. Our services allow customers to format and manage content, create programming, transmit programming to specific audiences and create and manage subscription, pay-per-view and other revenue generation models. We also provide production services to customers; however, production services have declined as a percentage of total revenues as our core "narrowcasting" service grows in importance.

We were initially incorporated as a Delaware corporation in May 2002. Our headquarters is in Princeton, New Jersey and we have offices in London and New York City. For the fiscal year ended February 28, 2007, approximately 80% of our total revenues were generated from customers in Europe, the Middle East and Africa, 13% was generated from customers in the United States and the remaining 7% was generated from customers in the Asia Pacific region. We expect our revenues from sources in the United States to continue to increase as a percentage of total revenues as we begin to focus more on revenue opportunities there.

HOW WE GENERATE REVENUE

We generate revenue primarily from fees we charge for the use of our technology and related services for narrowcasting and from the sale of production services. Revenues from our narrowcasting activities include fees paid for the establishment and maintenance of channels, encoding and uploading of content, as well as the management of channels on behalf of clients. The fee charged for the establishment of a channel depends on the level of service desired by the customer and typically ranges from $5,000 to $100,000. We also charge a monthly license fee which ranges from $1,000 to $30,000, depending upon the range of features and capabilities being licensed, which covers the use of the TelvOS system, cost of support, maintenance and upgrades. In addition, based on the customer's contract, we may obtain additional revenues from content hosting (the storage of files on our network on a per gigabyte basis), content delivery (the cost of bandwidth, on a per gigabyte basis, to deliver the content to the end viewer), and, to a lesser extent, revenue sharing arrangements. These revenue sharing arrangements come from monthly or annual subscription fees charged to the viewer for the channel, pay per view events, and in some cases from advertising campaigns that we have provided for the content owner. The majority of our customers sign twelve month contracts which are the basis of our billing arrangements.

Revenues for narrowcasting are recognized in our financial statements as follows: any consulting services or one-time setup fees for a customer channel are recognized once the work is completed and accepted by the customer. The monthly recurring revenue items are, the monthly license fee, the monthly usage of bandwidth, and the amount of storage at time of billing. We currently do not use any estimates for recording revenue. The revenue recognized during the month is based on a contractual rate or monthly fee which covers the month invoiced.

Revenues from production services include fees paid for the production, filming, editing and encoding of programs. We charge our clients on a time and expense basis for these services, typically on a project-by-project basis, although occasionally under longer term agreements. Revenues for production services are recognized only when the project is completed and delivered to the customer.

The Company may receive payments in advance for narrowcasting and production services. These payments are deferred and recognized only when the revenue is earned as described above.

73% of our revenues for the fiscal year ended February 28, 2007 came from narrowcasting and other services and 27% came from production services. 55% of our revenues for the fiscal year ended February 28, 2006 came from our narrowcasting activities and 45% came from production services. We expect that the proportion of our revenues generated by our narrowcasting business will continue to increase.

KEY REVENUE DRIVERS

Currently we have identified several key drivers that we believe significantly affect our revenue and operations and are beginning to track these drivers. We expect to report these drivers in future filings once our systems infrastructure is able to accurately track and report the relevant data. Below is a description of the drivers we believe are important to track and monitor in order to gauge the success and/or indicate any problems occurring in the business.

AVERAGE MONTHLY RECURRING REVENUE which is total monthly recurring revenue divided by the number of customers. We belive that an increase in our average monthly recurring revenue, which is the largest component in our monthly billing for narrowcasting, indicates that our customers are increasing their usage of our TelvOS capabilities.

AVERAGE BANDWIDTH USAGE which is the total bandwidth usage divided by the total number of customers. An increase in average bandwidth usage is an indicator of the popularity of our customer channels as a group. We expect that such an increase would have a positive effect on our related revenue streams, such as revenue sharing arrangements which includes subscription or advertising.

AVERAGE STORAGE which is the total amount of content stored divided by the total number of customers. We believe that an increase in average storage is an indicator of new and fresh content which can also drive traffic and affect related revenue streams.


RESULTS OF OPERATIONS


                                                Year ended
                                        --------------------------
                                        February 28,  February 28,
                                           2007          2006         Inc (Dec)       Percent
                                             $             $              $            Change
-----------------------------------------------------------------------------------------------
REVENUE

  Narrowcasting and other                4,369,117      1,499,633      2,869,484            191%
  Production services                    1,639,718      1,206,629        433,089             36%
-----------------------------------------------------------------------------------------------
Total Revenue                            6,008,835      2,706,262      3,302,573            122%

TOTAL COSTS AND EXPENSES
  Operating                              2,655,395      1,804,879        850,516             47%
  Selling, general and
    administrative                       8,206,223      4,779,764      3,426,459             72%
  Research & development                 1,088,723        390,606        698,117            179%
  Impairment  charge  on  long-lived
    assets                               1,228,437              -      1,228,437              0%
-----------------------------------------------------------------------------------------------
Total Operating expenses                13,178,778      6,975,249      6,203,529             89%

  Other income (expense), net              118,814        (14,641)       133,455           -912%
  Currency exchange income (loss)          (10,345)        (6,149)        (4,196)            68%
-----------------------------------------------------------------------------------------------
NET LOSS                                (7,061,474)    (4,289,777)    (2,771,697)            65%
===============================================================================================

Headcount                                       56             34             22


CONSOLIDATED REVENUES increased $3,300,000 or 122% over the prior year for fiscal year ended February 28, 2007 as follows:

NARROWCASTING AND OTHER REVENUES for the fiscal year ended February 28, 2007 increased $2,900,000, or 191% over the prior year. This increase in narrowcasting revenues resulted primarily from a net increase in customers. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added. The addition of the sales team in the United States has begun making strides in that market. As a result, we have seen an increase of revenue in the United States over the prior year of 126% (see geographical distribution below).

PRODUCTION SERVICES REVENUES for the fiscal year ended February 28, 2007 increased $433,000, or 36% over the prior year. This increase in production services revenues resulted primarily from revenues from new customers added over the past year and sales of previously recorded programming. This business remains seasonal in nature and dependent on one-time assignments. Since the end of fiscal 2007, the number of jobs has decreased primarily as a result of the termination of employment of several senior employees of this business and a decreased emphasis on the production services business. We are currently reviewing our strategic plans for this business segment.

GEOGRAPHICAL DISTRIBUTION OF CONSOLIDATED REVENUES:


                                           Year Ended
                                          February 28,
                                     ------------------------
                                       2007           2006         Percent
                                         $              $           Change
----------------------------------------------------------------------------
United States                          755,452        333,884            126%

Europe, Middle-East and Africa       4,794,144      2,137,260            124%

Asia Pacific                           356,765        212,037             68%

Internet Sales                         102,474         23,081            344%
----------------------------------------------------------------------------

Total                                6,008,835      2,706,262            122%
============================================================================


CONSOLIDATED COSTS AND EXPENSES for the fiscal year ended February 28, 2007 increased $6,200,000, or 89%, over the prior year as follows:

OPERATING EXPENSES includes the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation. For the fiscal year ended February 28, 2007 these costs were $2,700,000, a 47% increase over the prior year.

The increase resulted primarily from increased headcount to meet customer support needs and to begin building our internal CDN system. Operating expenses also increased as a result of an increased use of independent contractors in order to meet the increased work load of the production service business. The total cost of operations were offset in part by lower bandwidth costs year-over-year, due to a large credit that was issued by our network carrier related to an overcharge that applied towards costs recognized in fiscal year 2006 and fiscal year 2007. Once the errors in our bills were detected, the carrier issued the credit and corrected all future invoices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES includes employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and backoffice help. For the fiscal year ended February 28, 2007 these costs were $8,200,000, a 72% increase over the prior year. This increase is due increased headcount primarily in direct sales. SG&A expenses were also adversely impacted by a large increase in bad debt. This increase primarily resulted from the failure of a number of narrowcasting customers to have sufficient capital to sustain their business models as well as non-payments by several production services customers. We are pursing collection efforts where appropriate. The Company has implemented new controls and procedures aimed at minimizing bad debt expense in future periods. SG&A also increased as a result of increased legal and accounting fees as well as increased expenses to house a growing number of employees.

RESEARCH & DEVELOPMENT EXPENSES include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts. For the fiscal year ended February 28, 2007 these costs were $1,100,000, a 179% increase over the prior year. During the fiscal year the company began to hire developers to further enhance the TelvOS system and to add new functionality. Aside from adding new capabilities to the TelvOS system, new employees were also needed in order to maintain the system and support our growing customer base.

IMPAIRMENT CHARGE ON LONG-LIVED ASSETS reflects the write off of the goodwill and intangible assets of Sportshows Television, Ltd., our production services business.

The reason for the impairment was due to several factors. In the past the production segment has not been profitable and the company is currently re-evaluating the products and services being offered by the production segment. Several senior employees of STV are no longer employed with the Company. The prospects or sales leads generated from this segment have been declining, and we have incurred significant bad debts related to the existing sales.

TRENDS IN OUR BUSINESS

During 2004, we completed the initial development of our product suite and began to focus primarily on the sale of licenses to use our narrowcasting products. Since then, we have added significantly to our customer base and expect growth in the number of clients using our products and services to continue to increase. Revenues generated by our narrowcasting activities grew to exceed those from production services in the fiscal year ended February 28, 2007. In addition, we have increased our U.S. customer base which is becoming an important source of revenue as we increase our focus on opportunities there.

We expect that our operating expenses will continue to increase as we seek to improve and upgrade our products, continue to build our infrastructure and devote resources to building a sales and marketing network. We expect that non-operating expenses, such as accounting, legal and other professional fees will decrease as a percentage of revenues as we focus on holding those costs down and look for opportunities to reduce these costs through better management and through automation.

LIQUIDITY AND CAPITAL RESOURCES

We had $466,870 in cash and cash equivalents available at February 28, 2007 and available bank overdraft facilities of $58,600. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures and, working capital. We discuss many of these factors in detail below.

We have financed our operations from inception through private equity financing. From inception through February 28, 2007, we sold an aggregate of 45,348,974 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at February 28, 2007, had an accumulated deficit of approximately $19.5 million.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At February 28, 2007, our current ratio was 0.9, compared to 4.5 at February 28, 2006. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

On March 2, 2007, the Company entered into a Purchase Agreement (the "Purchase Agreement") with sixteen accredited investors (the "Investors") for the sale of its 12% Mandatorily Convertible Notes (the "Notes") and Warrants (the "Warrants") for a total purchase price of $7,110,000. The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity. The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale. The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment. The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days. Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.

With the completion of this financing we will have sufficient working capital to fund our operations for the next six to nine months. Management will continue to pursue various financing options in order to fully fund our longer term cash requirements. We also are making efforts to improve our financial position by evaluating ongoing operating expenses, increasing our effort to collect outstanding receivables and continuing to focus on increasing sales.

NET CASH USED IN OPERATING ACTIVITIES was approximately $4,500,000 for the fiscal year ended February 28, 2007 and approximately $2,700,000 for the fiscal year ended February 28, 2006. The increase in cash used in operations was due primarily to an increase in our net loss. This increase was primarily due to an increase in sales and marketing expenses as we sought to build our narrowcasting customer base and an increase in the operations and development to enhance the TelvOS system capabilities.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES was approximately $1,300,000 for the fiscal year ended February 28, 2007 and approximately ($2,700,000) for the fiscal year ended February 28, 2006. The increase over the prior year resulted from the sale of short-term investments offset in part by capital equipment purchased for our network.

NET CASH PROVIDED BY FINANCING ACTIVITIES was approximately $1,400,000 for the fiscal year ended February 28, 2007 and approximately $7,600,000 for the fiscal year ended February 28, 2006. The decrease resulted primarily from the two equity financing completed during the fiscal year ended February 28, 2006.

As of February 28, 2007, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

                                                         Year Ended
                                                         February 28,
                                                             2007
                                                               $
     -----------------------------------------------------------------
     Amounts payable:
     Within 12 months                                          104,235
     Between one and two years                                  99,388
     Between two and three years                                45,725
     -----------------------------------------------------------------
     Total future commitment                                   249,348
     Less: finance charges allocated to future
     periods                                                   (25,767)
     -----------------------------------------------------------------
     Present Value                                             223,581
     =================================================================


An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2007 and February 28, 2006, the overdraft facilities consisted of approximately $19,600 and $70,000, respectively, with Barclays Bank PLC and $39,000 and $34,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on February 28, 2007 or February 28, 2006. The interest rate on the Barclays facility is 5.75% above Barclays' variable base rate (which base rate was 5.25% per annum as of February 28, 2007). The interest rate on the NatWest facility is 5.75% above NatWest's variable base rate (which base rate was 5.25% per annum as of February 28, 2007). The Barclays overdraft facility was renewed on March 20, 2006. The NatWest overdraft facility was renewed on May 31, 2006.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123(R), effective March 1, 2006. Based on stock options that vested during the year ended February 28, 2007, the Company recorded approximately $702,000 in additional compensation expense for the year ended December 31, 2006, under SFAS No. 123(R).

Prior to January 1, 2006 the Company followed SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant or issue date prior to January 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                  Year Ended
                                                                  February 28,
                                                                     2006
                                                                       $
     ------------------------------------------------------------------------
     Net loss as reported                                        (4,289,777)
     Add: Stock-based employee compensation included in
     reported net loss                                               695,297
     Less: Pro forma stock based compensation expense            (3,019,437)
     ------------------------------------------------------------------------
     Pro forma net loss                                          (6,613,917)
     ------------------------------------------------------------------------
     Basic and diluted loss per common share as                       (0.13)
     reported
     Pro forma basic and diluted loss per common share                (0.21)
     Weighted-average common shares outstanding                   32,190,594


FOREIGN EXCHANGE RISKS

We are a Delaware corporation and since our inception we have been raising funds in US dollars. However, we have significant operations in London, and a substantial portion of our business is conducted in sterling. This currency difference between our fundraising and business operations represents a risk related to the rate of exchange from US dollars to sterling. We hold surplus funds mainly in US dollars. A larger currency exchange risk results from our primary assets being denominated almost entirely in sterling. The dollar value of our assets, and thus our stockholders' equity, increases when the dollar weakens relative to the pound and vice versa. In the future, we expect to generate a greater percentage of our revenues from operations in the United States which would be received in US dollars and which should help mitigate the exchange risk.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties.

FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on the company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is incorporated herein by reference to the financial statements beginning on Page 37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of February 28, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 24, 2007, in connection with its audit of our consolidated financial statements for the year ended February 28, 2007, Rothstein, Kass & Company, P.C., our independent registered public accounting firm, informed us and our audit committee of certain deficiencies in our internal controls over financial reporting that they considered to be a material weakness and significant deficiencies. The material weakness was as follows:

        o We did not record the stock-based compensation expense on certain stock options, issued to one of our directors, on a timely basis. As a result of this, our third quarter interim financial statements were misstated.

The significant deficiencies were as follows:

        o We did not record a sufficient allowance for bad debts related to a customer's accounts receivable balance that was in question.

        o We were recording invoices billed to certain customers in such a manner that the result was to recognize revenues on a cash basis, which is not in accordance with accounting principals generally accepted in the United States.

Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.

We will take steps to correct these deficiencies in our internal controls identified by Rothstein, Kass & Company, P.C.

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

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and subsequent discussion sets forth information about our directors and executive officers as of February 28, 2007.


NAME                     AGE                  POSITIONS
-------------            ---      ----------------------------------------------
David McCourt            50       Chairman of the Board, Interim Chief Executive
                                  Officer and Director
Iolo Jones               42       Chief Strategy Officer and Director
Lisa VanPatten           43       Chief Financial Officer
Louis Holder             36       Chief Technology Officer
Jason Jack               42       Chief System Architect
Carolyn Wall             64       President, North America
Rajan Chopra             55       Director
Dennis Edmonds           50       Director
Roger Werner             57       Director
John Whyte               66       Director


DAVID MCCOURT, Chairman of the Board, Interim Chief Executive Officer and a director, has been a director of Narrowstep since June 2006. Mr. McCourt became the Chairman of the Board and Interim Chief Executive Officer in December 2006. Mr. McCourt is the Founder and Chief Executive Officer of Granahan McCourt Capital, LLC, a private investment firm focused in the telecommunications and media industries, a position he has held since January 2005. Mr. McCourt has over 25 years of experience in the telecommunications and media industries, founding or acquiring over ten companies in four countries in North America and Europe. Mr. McCourt served as the Chairman and Chief Executive Officer of RCN Corporation (a cable television operator) from October 1997 until December 2004. In 2005, Mr. McCourt received an Emmy Award for his role as Executive Producer of the award-winning children's show "Reading Rainbow". Mr. McCourt serves on the National Advisory Board of JPMorgan Chase Bank, the

North American Advisory Board of the Michael Smurfit Graduate School of Business at University College in Dublin, Ireland, the Board of Overseers of the Robert Wood Johnson Medicine and Dentistry of New Jersey.

IOLO JONES, Chief Strategy Officer and a director, joined Narrowstep in May 2002. Mr. Jones was Chief Executive Officer and President of Narrowstep until his resignation from those positions on March 28, 2006. Mr. Jones holds degrees in Radio, Film & Television and Educational Broadcasting from the Unviersity of Kent at Canterbury.

LISA VANPATTEN, Chief Financial Officer, joined Narrowstep in December 2006. From 2004 until joining Narrowstep, Ms. VanPatten served as Controller and VP of Finance at NYSE-listed Vonage where she managed the Company's financial, accounting and treasury function during its recent period of explosive growth. Ms. VanPatten was also responsible for the consolidation of eight international companies and was a key member of the Sarbanes-Oxley compliance team where she helped identify and document all internal control and procedure gaps. From 2003 through 2004, Ms. VanPatten served as VP of Finance for Princeton Lightwave Inc, a start-up where she assisted in the development of the new business plan, including the implementation of a new accounting system. From 2000 through 2003, Ms. VanPatten served as the Director of Financial Planning and Analysis at Nasdaq-listed RCN Inc, one of the first bundled telecommunications services providers. While at RCN, Ms. VanPatten was instrumental in implementing the processes, financial systems, and reporting mechanisms necessary to scale a rapidly growing company. Mrs. VanPatten holds a Bachelor of Science in Management, graduating Cum Laude, from Rider University; she is also an accredited CPA in the state of New Jersey.

LOUIS HOLDER, Chief Technology Officer, joined Narrowstep in April 2007 and is responsible for our technical operations, including our network and internal IT. From April 2005 through April 2007, Mr. Holder was President of Novega Venture Partners, a wholly-owned subsidiary of Vonage Holdings Corp, where he was focused on the development of new business and product offerings. Mr. Holder is one of the original co-founders of Vonage, where, from January 2001 through April 2005, he led the company's technology infrastructure, products and support services, including systems development and web application development. Mr. Holder holds a bachelor's degree in electrical engineering with a minor in computer science from Polytechnic University, New York.

JASON JACK, Chief System Architect, joined Narrowstep in May 2002 and is responsible for our technical operations, including our network, internal IT, and software development and operations. Mr. Jack designs and develops the majority of the software for our core products, working with other developers in the United Kingdom.

CAROLYN WALL, President, North America, joined Narrowstep in November 2005 and is responsible for sales, marketing and operations in North America. From 2001 until joining Narrowstep, Ms. Wall was an independent sales and marketing consultant, including a period from 2003 until 2005 when she was a founding partner of Branded Radio Networks, an entrepreneurial venture to build a music and messaging service for retail stores.

RAJAN CHOPRA has been a director of Narrowstep since October 2006. Mr. Chopra has been a Managing Director for fixed income derivatives at Cantor Fitzgerald & Co since January 2006. From February 2003 to December, 2005, Mr. Chopra held a similar position as Managing Director at Fimat, USA. From July 1998 until December 2002, Mr. Chopra was engaged in the start-up of several business ventures around risk management, derivatives and telecom products. Mr. Chopra has an MBA degree from Stockholm University, Sweden, and a Bachelor's Degree in commerce and economics from Delhi University, India.

DENNIS EDMONDS has been a director of Narrowstep since March 1, 2004. Mr. Edmonds originally qualified as a lawyer in South Africa, where he established the Johannesburg law firm of Edmonds Dykes & Co. and worked as a senior partner from June, 1987 to March, 1990. In April, 1990, he moved to the United Kingdom where he worked for the law firm of Alsop Wilkinson from June, 1993 to January, 1996 and thereafter at the law firm of Donne, Mileham & Haddock until September, 2000. During his career as a corporate lawyer Mr. Edmonds has advised a range of banks, venture capitalists, corporations and governments on a spectrum of commercial issues. In addition, from February 14, 2001 to March 29, 2004, Mr. Edmonds served as a full time director of IcePartners.net, a private equity investment company, where his role was in negotiating and structuring corporate transactions and running investment companies.

ROGER WERNER has been a director of Narrowstep since March 28, 2006. Mr. Werner is a graduate of Trinity College in Hartford, CT, and holds a Masters in Business Administration from the University of Virginia. Mr. Werner is Chairman of WATV Productions, LLC, a television production and marketing company.

JOHN WHYTE has been a director of Narrowstep since June 27, 2006. Mr. Whyte has been the Managing Director of Whyte WorldWide Professional Corporate Executives and related entities (Whyte WorldWide PCE) (a management consulting firm), since July 1986. Mr. Whyte has been a director of Commonwealth Telephone Enterprises, Incorporated since January, 1997.

BOARD OF DIRECTORS AND BOARD COMMITTEES

The number of directors constituting the Board of Directors is currently fixed at nine. Narrowstep's amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of (i) one Class I director (Mr. Whyte), whose term expires upon the election and qualification of directors at the annual meeting of stockholders to be held in 2009, (ii) two Class II directors (Messrs. Edmonds and Werner), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2009, and (iii) three Class III directors (Messrs. Jones, Chopra and McCourt), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2007.

Our executive officers are elected by and serve at the discretion of the Board of Directors. We have a standing audit committee of the Board of Directors. The members of the audit committee are Messrs. Whyte, Chopra and Edmonds. Mr. Whyte has been designated as the financial expert of the audit committee. The audit committee oversees the retention, performance and compensation of our independent auditors, and oversees and establishes procedures concerning systems of internal accounting and control.

We have a standing compensation committee of the Board of Directors. The members of the compensation committee consist of Messrs. Whyte, Werner and Chopra. The compensation committee's duties are to review and evaluate the salaries and incentive compensation of our management and employees and administer our 2004 Stock Plan.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth, for the fiscal year ended February 28, 2007, a summary of the compensation earned by each person who served as our principal executive officer during the fiscal year, the two additional most highly compensated executives who were serving as such at the end of the fiscal year and two additional executives who would have been the most highly compensated executives had they been serving as executive officers as of the end of the fiscal year. In this document, we refer to these executive officers as the "Named Officers".


                                              SUMMARY COMPENSATION TABLE


                                                                                                ALL
                                                                                 OPTION        OTHER
 NAME AND PRINCIPAL            FISCAL       SALARY(1)         BONUS(1)          AWARDS(2)   COMPENSATION      TOTAL
     POSITION                   YEAR           ($)               ($)              ($)           ($)            ($)
--------------------------------------------------------------------------------------------------------------------
David C. McCourt                2007             --               --             80,820          --           80,820
Chairman and Interim
Chief Executive
Officer(3)

--------------------------------------------------------------------------------------------------------------------
Stephen Beaumont                2007          298,156             --            120,539          --          418,695
President and Chief
Executive Officer (4)           2006          143,988             --            255,283          --          399,271

--------------------------------------------------------------------------------------------------------------------
Iolo Jones                      2007          187,248             --               --            --          187,248
Founder and Chief
Strategy                        2006          143,988             --            478,025          --          622,013
Officer
--------------------------------------------------------------------------------------------------------------------
Jason Jack                      2007          180,336           10,000          132,182          --          322,518
Chief System
Architect                       2006          103,847             --            205,422          --          309,269

--------------------------------------------------------------------------------------------------------------------
Clifford                        2007          187,248             --               --            --          187,248
Webb
Chief Operating                 2006          134,989             --            507,100          --          642,089
Officer (5)

--------------------------------------------------------------------------------------------------------------------
Steven Crowther                 2007          191,452             --             86,856          --          278,308
Chief Financial
Officer (5)                     2006          146,500             --            450,655          --          597,155

--------------------------------------------------------------------------------------------------------------------


(1) Amounts paid to Messrs. Beaumont, Jones and Webb were paid in British pounds and are converted to dollars at a conversion rate of $0.5341 per pound for fiscal year 2007 and $0.5556 per pound for fiscal year 2006.
(2) The value of option awards granted to the Named Officer has been estimated pursuant to SFAS 123(R) using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 2.0 years; volatility:
75%; risk free interest rate: 4.72% to 5.12%; and dividend yield: none. See Note 6 to Notes to the Consolidated Financial Statements. In certain instances, option award values reflect, in part, the vesting of options granted in prior periods.
(3) Mr. McCourt became Chairman and Interim Chief Executive Officer in December 2006.
(4) Mr. Beaumont ceased to be the Company's President and Chief Executive Officer in December 2006.
(5) Mr. Webb ceased to be the Company's Chief Operating Officer in January 2007.
(6) Mr. Crowther ceased to be the Company's Chief Financial Officer in June
2006.
We did not make any stock awards or pay any non-equity incentive plan compensation or non-qualified deferred compensation earnings to any of the Named Officers in respect of the periods covered by the Summary Compensation Table.

Other than as described in the Summary Compensation Table, the Company did not pay any other compensation or provide any perquisites to any of the Named Officers during the periods covered by the Summary Compensation Table persons.

2004 STOCK PLAN

The Narrowstep, Inc. 2004 Stock Plan (the "Plan") was adopted by vote of our Board of Directors on December 15, 2003 and became effective on January 1, 2004. The Plan was amended by vote of the Board of Directors in July, 2004, and the Plan, as amended, was approved by stockholders in July, 2004. The Plan is designed to attract, retain and reward our employees, directors and consultants by allowing them to participate in Narrowstep's growth through the acquisition of shares of our common stock or other performance awards. 17,000,000 shares are reserved for issuance under the Plan. No more than 5,000,000 shares may be the subject of awards to any participant during any calendar year. The term of the Plan is 10 years, and options granted under the Plan can have a term of no more than 10 years.

Under the Plan, participants may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock based awards. Options awarded under the Plan may be either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Plan is administered by our Board of Directors or by a committee appointed by the Board. The Board (or such committee) has authority to, among other things, determine when awards will be granted, the award recipients, the size and type of each award, vesting and forfeiture terms and all other terms and conditions of awards. The Board may also amend, suspend or terminate the Plan at any time, but without stockholder approval, no amendment may increase the number of shares available for issuance under the Plan, materially change eligibility terms or extend the term of the Plan.

None of the Named Officers exercised any stock options during the fiscal year ended February 28, 2007. The Company has not made any stock awards to any of the Named Officers.

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at February 28, 2007 for each of the Named Officers. Each of the stock option grants referred to in the table below were granted pursuant to our 2004 Stock Plan. The vesting dates applicable to each stock award are set forth in footnotes that follow the columnar explanations below the table.


                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                              NUMBER OF             NUMBER OF
                              SECURITIES            SECURITIES         OPTION
                              UNDERLYING            UNDERLYING        EXERCISE
                         UNEXERCISED OPTIONS   UNEXERCISED OPTIONS      PRICE
         NAME                    (#)                   (#)               ($)     OPTION EXPIRATION DATE
                             EXERCISABLE          UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
 David C. McCourt              300,000                  --              0.67             6/27/11
---------------------------------------------------------------------------------------------------------
 Stephen Beaumont              200,000                  --              1.50            12/31/07
                               225,000                  --              1.50            12/31/07
                               250,000                  --              1.00            12/31/07
---------------------------------------------------------------------------------------------------------
 Iolo Jones                    942,664                  --              1.20             2/28/15
---------------------------------------------------------------------------------------------------------
 Jason Jack                    777,252                  --              0.20            12/31/08
                               333,334              333,334(1)          1.20             8/11/15
                               166,666              166,666(2)          1.20             8/11/05
---------------------------------------------------------------------------------------------------------
Clifford Webb                 1,000,000                 --              1.20            12/31/07
---------------------------------------------------------------------------------------------------------
Steven Crowther                500,000                  --              1.20             6/30/07
                               500,000                  --              1.20             6/30/07
                                50,000                  --              0.90             6/30/07
---------------------------------------------------------------------------------------------------------


(1) Options covering 166,667 shares vest on July 1, 2007 and options covering 166,667 shares vest on July 1, 2008.
(2) Options covering 83,333 shares vest on July 1, 2007 and options covering 83,333 shares vest on July 1, 2008.

EMPLOYMENT AGREEMENTS

IOLO JONES. Iolo Jones, our former Chief Executive Officer and President and current Founder and Chief Strategy Officer, is a party to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated March 28, 2006. His employment agreement generally continues until terminated by either party upon one years' notice if received in the first year of the agreement and, thereafter upon six months' notice or until he is 65 years old. Under his employment agreement, Mr. Jones is entitled to receive a base salary of $183,000 per year, subject to yearly review on March 1 of every year beginning in 2007.

If Mr. Jones's employment is terminated by us without cause on less than six months' notice, Mr. Jones is entitled to receive his salary for that part of the period of notice which was not given. If Mr. Jones's employment is terminated for cause as specified in the employment agreement, our obligation to pay any further compensation ends. Mr. Jones's employment agreement prohibits him from soliciting, in a manner that directly or indirectly competes with us, our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of six months after he stops working for us. Under his employment agreement, Mr. Jones is also bound to keep certain information confidential and to assign to us any intellectual property developed by him during the term of his employment. Mr. Jones may be paid a bonus from time to time, at the discretion of our Board of Directors.

Pursuant to the terms of his prior employment agreement, Mr. Jones was granted options for 942,664 shares in March 2005 due to dilution in his stock ownership interest occurring on or prior to December 31, 2004. On February 13, 2006, our Board of Directors unanimously confirmed that it is in the best interests of Narrowstep and its stockholders that no further options be issued to Mr. Jones pursuant to the terms of the "antidilution provisions" of his prior employment agreement which has now been terminated.

JASON JACK. Jason Jack, our Chief System Architect, is a party to an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated October 1, 2002, as amended. His employment agreement generally continues until terminated by either party upon three months' notice, by us upon one month's notice in the event of Mr. Jack's disability as specified in the agreement, or until he is 60 years old. With Mr. Jack's consent, Narrowstep Inc. has assumed this employment agreement and Jason Jack is currently an employee of Narrowstep Inc. Under the terms of this arrangement, Narrowstep Inc., Narrowstep Ltd. and Mr. Jack have agreed that Mr. Jack will be paid in US dollars and will receive a base salary of $175,000 per year, commencing July 2006.

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

The following table sets forth certain information regarding the compensation we paid to our non-employee directors during the fiscal year ended February 28, 2007.


                           FEES
                         EARNED OR                       ALL
                          PAID IN                       OTHER
                           CASH       OPTION AWARDS  COMPENSATION       TOTAL
     NAME                   ($)          ($)(1)          ($)             ($)
     -------------------------------------------------------------------------
     Rajan Chopra           --         103,710(2)        --            103,710
     -------------------------------------------------------------------------
     Dennis Edmonds         --          1,952(3)         --             1,952
     -------------------------------------------------------------------------
     Shelly Palmer          --          1,952(4)         --             1,952
     -------------------------------------------------------------------------
     Peter Sidall           --          1,952(5)         --             1,952
     -------------------------------------------------------------------------
     Roger Werner           --         143,379(6)        --            143,379
     -------------------------------------------------------------------------
     Jack Whyte             --         80,280(7)         --             80,280
     -------------------------------------------------------------------------

(1) The value of option awards granted to the non-employee directors has been estimated pursuant to SFAS 123(R) using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 2.0 years; volatility: 75%; risk free interest rate: 4.72% to 5.12%; and dividend yield: none. See Note 6 to Notes to the Consolidated Financial Statements.
(2) Mr. Chopra held options to acquire an aggregate of 300,000 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date.
(3) Mr. Edmonds held options to acquire an aggregate of 133,957 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date.
(4) Mr. Palmer held options to acquire an aggregate of 306,000 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date. Mr. Palmer resigned as a director effective February 14, 2007.
(5) Mr. Sidall held options to acquire an aggregate of 171,234 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date. Mr. Sidall resigned as a director effective October 20, 2006.
(6) Mr. Werner held options to acquire an aggregate of 330,000 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date.
(7) Mr. Whyte held options to acquire an aggregate of 300,000 shares of common stock as of February 28, 2007, all of which were presently exercisable as of that date.

Certain directors of the Company, or entities that they control, are parties to consulting and other arrangements with the Company. For a description of these arrangements, see Item 13. Certain Relationships and Related Transactions -- Transactions with companies in which certain persons hold an interest.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock for (i) each person known by us to own beneficially more than five percent of our outstanding common stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them. The numbers in the table reflect shared held as of February 28. 2007 and are based upon 45,348,974 shares being outstanding: In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable as of February 28, 2007, or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.


                                                             Number of
                                                              Shares
                                                           Beneficially          Percent of
                                                               owned                Class
-------------------------------------------------------------------------------------------
Iolo Jones                                                   6,005,164  (1)            9.4%
103 B. South Hill Park
London NW3 2SP
United Kingdom
-------------------------------------------------------------------------------------------
Clifford Webb                                                4,407,582  (2)            6.9%
13 Muirdown Avenue
East Sheen
London  SW14 8JX
-------------------------------------------------------------------------------------------
Allard de Stoppelaar                                         1,900,000  (3)            3.0%
En Belleevue 8
1163 Etoy
Switzerland
-------------------------------------------------------------------------------------------
David C. McCourt                                            10,406,000  (4)           16.3%
Granahan & McCourt, LLC
PO Box AQ
Princeton, NJ 08542
-------------------------------------------------------------------------------------------
Ian P. Ellis and Chris A. Jarrous                            3,333,333  (5)            5.2%
MicroCapital Fund
201 Post St, Suite 1001
San Francisco, CA 94108
-------------------------------------------------------------------------------------------
Oded Aboodi and Stanley Mauss                                3,333,335  (6)            5.2%
Sano Ventures XII LLC
c/o Stanley Mauss
1700 Broadway, 17th Floor
New York, NY 10019




-------------------------------------------------------------------------------------------
Roberto Lederboer                                            5,000,000  (8)            7.8%
Zwolsestraat 13 K
Den Haag
2587 TX
Netherlands
-------------------------------------------------------------------------------------------
Jason Jack                                                   1,894,345  (9)            3.0%
20822 Farnsworth Lane
Huntington Beach, CA  92646
-------------------------------------------------------------------------------------------
Dennis Edmonds                                                 133,957  (10)              *
Battersea Studios
80 Silverthorne Road
London, SW8 3HE, UK
-------------------------------------------------------------------------------------------
Shelly Palmer                                                  306,000  (11)              *
330 East 33rd St., 19M
New York, NY  10016
-------------------------------------------------------------------------------------------
Roger Werner                                                 1,330,000  (12)           2.1%
10 Barnstable Lane
Greenwich, CT 08630
-------------------------------------------------------------------------------------------
Carolyn Wall                                                   233,332  (13)              *
440 9th Avenue, 17th Floor
New York, NY 10001
-------------------------------------------------------------------------------------------
Lisa VanPatten                                                       -                    *
116 Village Bldv, Suite 200
Princeton, NJ  08540
-------------------------------------------------------------------------------------------
Rajan Chopra                                                   300,000  (14)              *
116 Village Bldv, Suite 200
Princeton, NJ  08540
-------------------------------------------------------------------------------------------
Louis Holder                                                         -                    *
116 Village Bldv, Suite 200
Princeton, NJ  08540
-------------------------------------------------------------------------------------------
John Whyte                                                     300,000  (15)              *
35 Crescent Street, Unit 617
Waltham, MA 02453
-------------------------------------------------------------------------------------------
All Directors and Executive Officers as a group (16
persons)                                                    38,883,048  (16)          61.0%
-------------------------------------------------------------------------------------------


* Less than 1% of the outstanding shares.

(1) Includes 942,664 shares issuable upon the exercise of options owned by Mr. Jones which are exercisable within 60 days of February 28, 2007.

(2) Includes 1,000,000 shares issuable upon the exercise of options owned by Mr. Webb which are exercisable within 60 days of February 28, 2007.

(3) Includes (i) 275,000 shares issuable upon the exercise of warrants owned by Mr. de Stoppelaar which are exercisable within 60 days of February 28, 2007and
(ii) 1,625,000 shares issuable upon the exercise of options owned by Mr. de Stoppelaar which are exercisable within 60 days of February 28, 2007.

(4) Includes (i) 5,000,000 shares held by Granahan McCourt Capital LLC, (ii) 5,006,000 shares issuable upon the exercise of warrants owned by Granahan McCourt Capital LLC which are exercisable within 60 days of February 28, 2007,
(iii) 100,000 shares held by Granahan McCourt Advisors, LLC, and (iv) 300,000 shares issuable upon the exercise of options granted to David C. McCourt which are exercisable within 60 days of February 28, 2007. Mr. McCourt is responsible for the voting, selection, acquisition and disposition of the shares held by Granahan McCourt Capital, LLC, and thus may be deemed to be the beneficial owner of such shares. Mr. McCourt is a director of the Company.

(5) Consists of (i) 1,125,000 shares owned by MicroCapital Fund LP, (ii) 1,125,000 shares issuable upon the exercise of warrants owned by MicroCapital Fund LP which are exercisable within 60 days of February 28, 2007, (iii) 541,666 shares owned by MicroCapital Fund Ltd. and (iv) 541,666 shares issuable upon the exercise of warrants owned by MicroCapital Fund Ltd. which are exercisable within 60 days of February 28, 2007. Ian P. Ellis and Chris A. Jarrous are responsible for the voting, selection, acquisition and disposition of the shares held by MicroCapital Fund LP and MircoCapital Fund Ltd. and thus may be deemed to be the beneficial owners of such shares.

(6) Consists of (i) 1,666,667 shares owned by Sano Ventures XII LLC and (ii) 1,666,668 shares issuable upon the exercise of warrants owned by Sano Ventures XII LLC which are exercisable within 60 days of February 28, 2007. Obed Aboodi and Stanley Mauss are responsible for the voting, selection, acquisition and disposition of the shares held by Sano Ventures XII LLC and thus may be deemed to be the beneficial owners of such shares.

(8) Includes 2,500,000 shares issuable upon the exercise of warrants owned by Mr. Lederboer which are exercisable within 60 days of February 28, 2007.

(9) Includes 1,277,252 shares issuable upon the exercise of options held by Mr. Jack which are exercisable within 60 days of February 28, 2007.

(10) Consists of 133,957 shares issuable upon the exercise of options held by Mr. Edmonds which are exercisable within 60 days of February 28, 2007.

(11) Consists of 306,000 shares issuable upon the exercise of options held by Mr. Palmer which are exercisable within 60 days of February 28, 2007.

(12) Includes 830,000 shares issuable upon the exercise of options and warrants held by Mr. Werner which are exercisable within 60 days of February 28, 2007.

(13) Includes 216,666 shares issuable upon the exercise of options and warrants held by Ms. Wall which are exercisable within 60 days of February 28, 2007.

(14) Consists of 300,000 shares issuable upon the exercise of options held by Mr. Chopra which are exercisable within 60 days of February 28, 2007.

(15) Consists of 300,000 shares issuable upon the exercise of options held by Mr. Whyte which are exercisable within 60 days of February 28, 2007.

(16) Includes 18,345,873 shares issuable upon the exercise of options and warrants held by the directors and executive officers, or entities related to them, which are exercisable within 60 days of February 28, 2007.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


OPTIONS GRANTED TO CURRENT DIRECTORS. The Company has granted to Roger Werner, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016. The Company has granted Rajan Chopra, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $0.80 on September 28, 2006 which are exercisable until September 28, 2016. The Company has granted to both David McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at an exercise price of $0.67 per share on June 7, 2006 which is exercisable until June 27, 2011. All the option granted above fully vested on the date granted.

On May 23, 2006, the Company granted options to purchase 6,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.75 per share. These options vested on the grant date and are exercisable until May 23, 2016.

On December 2, 2005, the Company entered into a consultancy agreement with Roger
L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006.

OPTIONS GRANTED TO FORMER DIRECTORS. The Company has granted Shelly Palmer, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are no longer exercisable. The Company has granted Peter Sidall, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until December 31, 2007 per his separation agreement. The Company had granted options to Cliff Webb, a former officer and Board member, options to purchase 1,000,000 shares at an exercise price of $1.20 per share. The options are fully vested and exercisable until December 31, 2007 per his separation agreement.

OPTIONS GRANTED TO CURRENT OFFICERS. On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, CFO, at an exercise price of $0.92 per share. These options vest annually for 3 years and expire on February 8, 2017.

OPTIONS GRANTED TO FORMER OFFICERS. The Company has granted options to purchase 1,000,000 shares to Steven Crowther, our former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vest on July 1, 2006. When vested, these options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Steven Crowther additional options to purchase 100,000 shares, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006. In connection with the Separation and General Release Agreement between us and Mr. Crowther, the period during which Mr. Crowther may exercise his vested options was extended from September 29, 2006 until June 29, 2007.

The Company has granted options to purchase a total of 900,000 shares to Stephen Beaumont, our former President and Chief Executive Officer. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vest on June 30, 2006 and 225,000 of which vest on December 31, 2006. In connection with the Separation and General Release Agreement between us and Mr. Beaumont, the period during which Mr. Beaumont may exercise his vested options was extended until December 31, 2007.

TRANSACTIONS WITH COMPANIES IN WHICH CERTAIN PERSONS HOLD AN INTEREST. Shelly Palmer, a former director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, SLP Productions billed the Company $38,000 and $36,000 for fiscal year ending February 28, 2007 and February 28, 2006, respectively for consulting services. As of February 28, 2007 there was a balance of $19,000 in accounts payable.

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

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company and the Company's interim CEO. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a director of the Company on June 27, 2006 and was named as Chairman of the Board and Interim Chief Executive Officer in December 2006. The Company paid Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007. Mr. McCourt voluntarily terminated the advisory agreement once he became interim CEO and forfeited the remaining balance in the contract.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NO.      DESCRIPTION

3.1     Amended and Restated Certificate of Incorporation (1)
3.2     Amended and Restated By-laws (2)
4.1     Specimen Common Stock Certificate (3)
5.1     Opinion of Lowenstein Sandler PC*
10.1 Employment Agreement by and between Narrowstep Limited and Iolo Jones dated March 28, 2006 (4)
10.2 Agreement by and between Narrowstep Ltd. and Jason Jack, dated October 1, 2002 (5)
10.2.1 First Amendment to Employment Agreement by and among Narrowstep Limited, Narrowstep Inc., and Jason Jack, dated November 24, 2004 (6)
10.4 Server Hosting Agreements between Narrowstep and Teleglobe Ltd., dated October 23, 2003 (7)
10.5+ Agency Agreement between Narrowstep Inc. and Global Sportnet, dated February 4, 2004 (8)
10.6    Narrowstep Inc. 2004 Restated Stock Plan (9)
10.7 Agreement by and between Narrowstep Inc. and Mobestar Ltd., dated February 9, 2004 (10)
10.8 Letter Agreement by and between Narrowstep Inc. and Allard de Stoppelaar, dated May 11, 2005 (11)

10.9 Purchase Agreement by and among Narrowstep Inc. and the Investors set forth on the signature pages dated February 22, 2006 (12)
10.10 Registration Rights Agreement by and among Narrowstep Inc. and the Investors named in the Purchase Agreement dated as of February 22, 2006
        (13)
10.11 Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $0.60 per Share (14)
10.12 Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $1.20 per Share (15)
10.13 Employment Agreement dated October 3, 2005 by and between Narrowstep Inc. and Carolyn Wall. (16)
10.14 Agreement dated May 30, 2006 by and between Narrowstep Inc. and Granahan McCourt Advisors LLC. (17)
10.15 Purchase Agreement by and among Narrowstep Inc. and the Investors set forth on the signature pages dated March 2, 2007 (18)
10.16 Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $0.60 per Share, dated as of March 2, 2007 (19)
10.17   Form of 12% Mandatorily Convertible Note, dated as of March 2, 2007 (20)
16.1    Letter on change in certifying accountants (21)
22.1    Subsidiaries of the registrant (22)
23.1    Consent of Lowenstein Sandler PC*
23.2    Consent of Rothstein, Kass & Company, P.C.
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Previously filed.
(1) Previously filed as exhibit 3.4 to the Company's Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.
(2) Previously filed as exhibit 3.5 to the Company's Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.
(3) Previously filed as exhibit 4.1 to the Company's Form SB-2 (Registration No. 333-108632) which was filed on September 9, 2003 and is incorporated herein by reference.
(4) Previously filed as Exhibit 10.2.3 to the Company's Form SB-2 (Registration No. 333-134023) which was filed on May 11, 2006 and incorporated herein by reference.
(5) Previously filed as exhibit 10.4 to the Company's Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.
(6) Previously filed as exhibit 10.4.1 to the Company's Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.
(7) Previously filed as exhibit 10.9 to the Company's Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.
(8) Previously filed as exhibit 10.12 to the Company's Amendment No. 4 to Form SB-2 (Registration No. 333-108632) which was filed on March 4, 2005 and incorporated herein by reference.
(9) Previously filed as exhibit 16.1 to the Company's Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.
(10) Previously filed as exhibit 10.19 to the Company's Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.
(11) Previously filed as exhibit 10.23 to the Company's Post Effective Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on August 8, 2005 and incorporated herein by reference.
(12) Previously filed as exhibit 10.1 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(13) Previously filed as exhibit 10.2 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(14) Previously filed as exhibit 10.3 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(15) Previously filed as exhibit 10.4 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.
(16) Previously filed as exhibit 10.29 to the Company's Form SB-2 (Registration No. 333-134023) which was filed on May 11, 2006 and incorporated herein by reference.
(17) Previously filed as exhibit 10.23 to Post-Effective Amendment No. 1 to the Company's Form SB-2 (Registration No. 333-134023) which was filed on September 12, 2006 and incorporated herein by reference.
(18) Previously filed as exhibit 10.1 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.
(19) Previously filed as exhibit 10.2 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.

(20) Previously filed as exhibit 10.3 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.
(21) Previously filed as exhibit 16.1 to Form 8-K/A which was filed on December 20, 2005 and incorporated herein by reference.
(22) Previously filed as exhibit 22.1 to the Company's Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.
+ Confidential portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Rothstein, Kass & Company and audit related services such as reviews of the quarterly SEC reports and quarterly SB2 provided by Ernst & Young for the fiscal year ended February 28, 2007 and 2006 as applicable.


                                                   Year Ended
                                                  February 28,
                                             2007             2006
                                              $                 $
     ----------------------------------------------------------------
     ROTHSTEIN KASS & COMPANY, P.C
     -----------------------------
     Audit Fees                              215,711           30,820
     Audit-Related Fees                            0           10,000
     Tax Fees                                      0            7,885
     ----------------------------------------------------------------
     Total                                   215,711           48,705

     ERNST & YOUNG LLP
     -----------------
     Audit-Related Fees                       72,650          280,211
     ----------------------------------------------------------------
     Total                                    72,650          280,211

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NARROWSTEP INC.

                                                /s/  David McCourt
                                                --------------------------------
                                                David McCourt
                                                Interim Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on May 30, 2007.



     SIGNATURE                              TITLE                      DATE

/s/ David C. McCourt   Chairman of the Board of Directors and      May 30, 2007
--------------------   Interim Chief Executive Officer
David C. McCourt

/s/ Lisa VanPatten     Chief Financial Officer                     May 30, 2007
------------------
Lisa VanPatten

/s/ Iolo Jones         Chief Strategy Officer and Director         May 30, 2007
------------------
Iolo Jones

/s/ Dennis Edmonds     Director                                    May 30, 2007
------------------
Dennis Edmonds

/s/ Roger Werner       Director                                    May 30, 2007
------------------
Roger Werner

/s/ John Whyte         Director                                    May 30, 2007
------------------
John Whyte

/s/ Rajan Chopra       Director                                    May 30, 2007
------------------
Rajan Chopra

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           Page
Report of independent registered public accounting firm.............        36

Consolidated balance sheet..........................................        37

Consolidated statements of operations and comprehensive loss .......        38

Consolidated statements of changes in stockholders' equity .........        39

Consolidated statements of cash flows ..............................        40

Notes to consolidated financial statements..........................        41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Narrowstep Inc.

We have audited the accompanying consolidated balance sheet of Narrowstep Inc. and Subsidiaries (collectively, the "Company") as of February 28, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two year period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2007, and the results of its consolidated operations and its consolidated cash flows for the years in the two year period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported significant losses from operations, had an accumulated deficit, utilized a significant amount of cash from operations, and requires additional financing to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
April 18, 2007

NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
                                                                    February 28,
                                                                        2007
                                                                          $
-------------------------------------------------------------------------------
ASSETS
  Current assets:
  Cash and cash equivalents                                             466,870
  Accounts  receivable, net of allowance for doubtful accounts of
    $940,534                                                          1,403,779
  Prepaid expenses and other current assets                             332,192
-------------------------------------------------------------------------------
Total current assets                                                  2,202,841
-------------------------------------------------------------------------------
  Property and equipment, net                                         1,234,557
  Software development costs, net                                       149,080
-------------------------------------------------------------------------------
TOTAL ASSETS                                                          3,586,478
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current liabilities:
    Unearned revenue                                                    384,295
    Accounts payable                                                    960,580
    Net obligations under capital leases, current                        88,110
    Accrued expenses and other current liabilities                      977,948
-------------------------------------------------------------------------------
  Total current liabilities                                           2,410,933
    Net obligations under capital leases - long-term                    135,470
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     2,546,403
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $0.000001 par value 450,000,000 shares authorized,           45
    45,348,974 issued and outstanding
  Additional paid-in capital                                         20,543,688
  Accumulated deficit                                               (19,555,533)
  Accumulated other comprehensive income (loss)                          51,875
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            1,040,075
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            3,586,478
===============================================================================
See Notes to Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------
                                                        Year Ended
                                                       February 28,
                                                  2007              2006
                                                    $                 $
----------------------------------------------------------------------------
REVENUE
  Narrowcasting and other                        4,369,117         1,499,633
  Production services                            1,639,718         1,206,629
----------------------------------------------------------------------------
Total revenue                                    6,008,835         2,706,262
----------------------------------------------------------------------------
COSTS AND EXPENSES
  Operating                                      2,655,395         1,804,879
  Selling, general and administrative            8,206,223         4,779,764
  Research & development                         1,088,723           390,606
  Impairment charge on long-lived assets         1,228,437                 -
----------------------------------------------------------------------------
Total operating expenses                        13,178,778         6,975,249
----------------------------------------------------------------------------
OPERATING LOSS                                  (7,169,943)       (4,268,987)
----------------------------------------------------------------------------
  Other income (expense), net                      118,814           (14,641)
  Currency exchange income (loss)                  (10,345)           (6,149)
----------------------------------------------------------------------------
NET LOSS                                        (7,061,474)       (4,289,777)
============================================================================
  Foreign currency translation adjustment           74,135           (36,669)
----------------------------------------------------------------------------
COMPREHENSIVE LOSS                              (6,987,339)       (4,326,446)
============================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        (0.16)            (0.13)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED                               45,240,652        32,190,594

See Notes to Consolidated Financial Statements.


NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                      ACCUMULATED
                                                              ADDITIONAL      STOCK                      OTHER
                                         COMMON    COMMON       PAID-IN    SUBSCRIPTION  ACCUMULATED COMPREHENSIVE
                                         SHARES     STOCK       CAPITAL     RECEIVABLE     DEFICIT    INCOME/(LOSS)    TOTAL
                                                      $            $            $             $             $             $
-------------------------------------------------------------------------------------------------------------------------------
BALANCES - MARCH 1, 2005                30,375,743        30    9,323,577          -     (8,204,282)        14,409    1,133,734
-------------------------------------------------------------------------------------------------------------------------------
Common stock sold in private placement,
net of expenses                         14,420,389        15    9,822,503   (1,560,000)                               8,262,518
Commission paid for private placement
services including related
party transactions of $760,702                                 (1,532,675)     150,000                               (1,382,675)
Fair value of warrants issued in
connection with private placement                                 710,550                                               710,550
Payment for services in kind               255,342                649,619                                               649,619
Stock options exercised                     85,000                 42,500                                                42,500
Net loss                                                                                 (4,289,777)                 (4,289,777)
Foreign currency translation loss                                                                          (36,669)     (36,669)
Stock based compensation charge                                   695,297                                               695,297
-------------------------------------------------------------------------------------------------------------------------------
BALANCES - FEBRUARY 28, 2006            45,136,474        45   19,711,371   (1,410,000) (12,494,059)       (22,260)   5,785,097
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock subscribed,
net of commissions                                                           1,410,000                                1,410,000
Payment for services in kind to
related parties                            100,000                 68,000                                                68,000
Warrants exercised                         100,000                  1,000                                                 1,000
Stock options exercised                     12,500                  6,250                                                 6,250
Placement legal fees                                              (46,668)                                              (46,668)
Net loss                                                                                 (7,061,474)                 (7,061,474)
Foreign currency translation gain                                                                           74,135       74,135
Stock based compensation charge                                   803,735                                               803,735
-------------------------------------------------------------------------------------------------------------------------------
BALANCES - FEBRUARY 28, 2007            45,348,974        45   20,543,688          -    (19,555,533)        51,875    1,040,075
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
                                                                                              Years Ended
                                                                                              February 28
                                                                                         2007             2006
                                                                                           $                $
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             (7,061,474)      (4,289,777)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Allowance for Doubtful accounts                                                         738,821         (103,695)
  Depreciation and amortization                                                           573,934          520,806

  Loss on disposal of property and equipment                                                    -            5,437
  Stock-based compensation expense                                                        803,735          695,297

  Interest on short-term investment                                                       (57,609)               -

  Fair value of options and warrants granted to third party suppliers                           -          649,619

  Impairment charge on long-lived assets                                                1,228,437                -
  Changes in net cash attributable to changes in operating assets and liabilities:
  Accounts receivable,                                                                 (1,724,206)          64,075
  Prepaid expenses and other current assets                                              (196,650)         (48,335)

  Unearned revenue                                                                        207,667          176,628
  Accounts payable, accrued expenses and other current liabilities                      1,009,503         (364,063)
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (4,477,842)      (2,694,008)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                  (1,132,945)        (124,749)

  Purchase of short-term investments                                                            -       (2,500,000)
  Payments for software development costs                                                (120,136)        (101,776)

  Proceeds from sale of short-term investments                                          2,557,609                -
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     1,304,528       (2,726,525)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                            1,431,333        7,590,393

  Proceeds from exercise of stock options and warrants                                      7,250           42,500
  Payments on capital leases                                                              (75,298)         (47,742)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,363,285        7,585,151
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,810,029)       2,164,618
Effect of exchange rates on change in cash                                                 44,045            9,445
Cash and cash equivalents at the beginning of year                                      2,232,854           58,791
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                                          466,870        2,232,854
==================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                                    196,769
  Common stock issued pursuant to consulting agreement                                     68,000

See Notes to Consolidated Financial Statements.

                        NARROWSTEP INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND GOING CONCERN

Narrowstep Inc. was incorporated in Delaware on May 9, 2002 and adopted a fiscal year-end of February 28th (or 29th). The accompanying consolidated financial statements include the accounts of Narrowstep Inc. and its wholly-owned subsidiaries Narrowstep Ltd. and Sportshows Television Ltd. ("STV"), (collectively, the "Company").

Narrowstep Inc. is in the business of developing, producing, transmitting and managing, via the Internet, television-like channels of streaming video broadcasts which are tailored for, and targeted to, specific audiences. Narrowstep Ltd. also offers a comprehensive range of related services which facilitate channel development, including consulting, channel design, maintenance, operation and content production. STV's main business is the filming and production of sporting events, plus distribution of TV programs internationally. The main areas of specialization are water sports such as sail boat racing, windsurfing, and extreme sports such as mountain biking, skating and snow sports.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $19,600,000 since inception. The Company has a working capital deficit of approximately $208,000 and has utilized cash from operations over the past two fiscal years of approximately $7,172,000. These factors among others, raise substantial doubt about the company's ability to continue as a going concern.

On March 2, 2007 the company raised $7,110,000 in a debt offering that is mandatorily convertible into common stock in a subsequent financing round (See
Note 11). With the completion of this financing the Company has sufficient working capital to fund our operations for the next six to nine months. Management will continue to pursue various financing options in order to fully fund our longer term cash requirements. In addition, we are making efforts to improve our financial position by evaluating ongoing operating expenses, increasing our effort to collect outstanding receivables and continuing to focus on increasing revenues.

There are currently no commitments in place for additional financing, nor can assurances be given that such financing will be available. While the Company is confident that it will raise the capital necessary to fund operations, there can be no assurances in that regard. The consolidated financial statements do not include any adjustments that may arise as a result of this uncertainty.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and are expressed in US dollars. All inter-company accounts and transactions have been eliminated in consolidation.

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

Internet TV channel building service revenue includes the following: (i) consulting fees charged to assist customers in the design and development of the customer's channel, (ii) consulting fees related to recording and encoding of specific customer content, and (iii) monthly license fees charged for ongoing maintenance, support, upgrades and content hosting activity. The minimum license period is 12 months unless it is an evaluation license. Revenues for the consulting fees are only recognized once the design and development of the channel is completed and accepted by the customer. Recording and encoding fees are due on delivery of the tapes or on completion of the upload of the encoded material onto the Company's servers. Monthly license fees are recognized month-by-month starting with the month when the channel starts narrowcasting. Any up-front fees are deferred until the revenue is earned by either completion of the consulting activity or month-by-month hosting activity.

Production services revenues include the following: (i) preparation, scripting and filming of a single or multiple series of events, (ii) live editing and encoding of such events, (iii) editing of footage and final production into programs in the Company's editing suites, and (iv) copying and delivery of the programs. Revenues are recognized once delivery of a program, in the form of edited tape, takes place. If it is a series then payments are staged and revenues recognized on completion of each discrete program. Any up-front fees are deferred and only recognized once the program, editing and production are complete. Until the revenues are earned and recognized any cash received up-front is treated as unearned revenue and any costs incurred in connection with services that have not been completed are capitalized as prepaid expenses.

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

        o The seller's price to the buyer is fixed or determinable - All our customers sign a written contract that states the price the customer will pay for the monthly license fee and for the bandwidth and storage usage. Our contracts terms are typically 12 months. If the customer decides to cancel a channel, all of the development work, content production, initial license and monthly license fees to-date remain due and non-cancelable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. At February 28, 2007 cash and cash equivalents consisted of checking and money market accounts aggregating $466,870. As of February 28, 2007 and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

SHORT-TERM INVESTMENTS

As of February 28, 2007, there were no short-term investments. Short-term investments as of February 28, 2006 consisted of a certificate of deposit which matured on September 25, 2006.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of accumulated depreciation and amortization. Costs of additions and substantial improvements to property and equipment are also capitalized. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized. The Company computes depreciation and amortization for all property and equipment using the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are as follows: Computer & other Equipment are 3 years, Furniture and Fixtures are 4 years, Motor Vehicles are 4 years and Leasehold improvements are over the term of the lease.

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

During the years ended February 28, 2007 and 2006, the Company capitalized $120,136 and $101,776 respectively, and recorded amortization expense of $128,491 and $129,850, respectively.

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

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising and promotional costs charged to operations were $457,051 and $77,824 for the years ended February 28, 2007 and February 28, 2006, respectively.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123(R), effective March 1, 2006. Based on stock options that vested during the year ended February 28, 2007, the Company recorded approximately $702,000 in additional compensation expense for the year ended February 28, 2007, under SFAS No. 123(R).

Prior to March 1, 2006 the Company followed SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant or issue date prior to March 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company's net loss and loss per common share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------
                                                          Year Ended
                                                         February 28,
                                                             2006
                                                              $
--------------------------------------------------------------------
Net loss as reported                                     (4,289,777)
Add: Stock-based employee compensation included in
reported net loss                                           695,297
Less: Pro forma stock based compensation expense         (3,019,437)
--------------------------------------------------------------------
Pro forma net loss                                       (6,613,917)
--------------------------------------------------------------------
Basic and diluted loss per common share as                    (0.13)
reported
Pro forma basic and diluted loss per common share             (0.21)
Weighted-average common shares outstanding               32,190,594


PENSION, POST-RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

Certain employees of STV are covered by a non-contributory defined contribution pension plan. Pension costs charged to operations were $12,330 and $12,250 for the years ended February 28, 2007 and 2006, respectively.

BORROWINGS

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually renewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 28, 2007 and February 28, 2006, the overdraft facilities consisted of approximately $19,600 and $70,000 with Barclays Bank PLC, respectively and approximately $39,000 and $34,000 with Natwest Bank PLC, respectively. Neither facility was utilized on February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays' variable base rate (which base rate was 5.25% per annum as of February 28, 2007). The interest rate on the Natwest facility is 5.75% above Natwest's variable base rate (which base rate was 5.25% per annum as of February 28, 2007). The Barclays overdraft facility was renewed on March 20, 2006. The Natwest facility was renewed on May 31, 2006.

IMPACTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties.

FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on the company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements.

RECLASSIFICATIONS

The presentation of the February 28, 2006 consolidated statement of operations and comprehensive loss has been reclassified to conform to the February 28, 2007 presentation.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets relate to the Company's acquisition of STV. At the end of the fiscal year, the Company evaluated the goodwill and intangible assets, and determined that these assets were impaired. The carrying value of the goodwill of $1,157,581 was written off during the fourth quarter of fiscal 2007. The net intangible assets, of $70,856 as of February 28, 2007, were also written off during the fourth quarter of fiscal 2007.

The reason for the impairment was due to several factors. In the past the production segment has not been profitable and the company is currently re-evaluating the products and services being offered by the production segment. Several senior employees of STV are no longer employed with the Company. The prospects or sales leads generated from this segment have been declining, and we have incurred significant bad debts related to the existing sales.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at February 28,2007:

     ----------------------------------------------------------------
                                                      Year Ended
                                                   February 28, 2007
                                                           $
     ----------------------------------------------------------------
     Leasehold improvements                                  174,095
     Furniture and fixtures                                  102,026
     Computer & other equipment                            2,486,641
     Motor vehicles                                           25,530
     Less:  Accumulated depreciation and
     amortization                                        (1,553,735)
     ----------------------------------------------------------------
     Net Book Value                                        1,234,557
     ================================================================

The Company leases certain equipment under capital lease arrangements. Depreciation for assets recorded under capital lease agreements is included within depreciation in the consolidated statements of operations. Assets recorded under capital lease agreements included in computer and other equipment consisted of equipment with a cost of $532,007, with an associated balance of accumulated depreciation of $336,989, as of February 28, 2007.

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following at February 28, 2007:

-----------------------------------------------------------------
                                                      Year Ended
                                                     February 28,
                                                         2007
                                                           $
-----------------------------------------------------------------
Compensation accrual                                     311,183
Professional fees accrual                                601,557
Other accural                                             65,208
-----------------------------------------------------------------
Total                                                    977,948
=================================================================

6. STOCK OPTION PLAN

In December 2003, the Board of Directors adopted the Narrowstep Inc. 2004 Stock Option Plan. The purpose of the stock option plan is to allow the Company to provide a means by which eligible employees, Board members and certain non-employees may be given an opportunity to benefit from increases in value of its common shares. The stock option plan is administered by the Board of Directors. The Board is empowered to determine from time-to-time which of the persons eligible under the stock option plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the stock option plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

The Board, at any time, and from time to time, may amend the stock option plan.

The following table summarizes activity of the Company's stock option plan for the years ended February 28, 2007 and 2006:

     ------------------------------------------------------------------------
                                                                 Weighted-Avg.
                                                    Number of       Exercise
                                                     Shares          Price
                                                                       $
     -----------------------------------------------------------------------
     Outstanding at February 28, 2005               3,396,358           0.22
     Granted                                        6,960,855           1.17
     Exercised                                       (85,000)           0.50
     Forfeited                                      (150,000)           0.20
     -----------------------------------------------------------------------
     Outstanding at February 28, 2006              10,122,213           0.95
     Granted                                        2,666,500           0.89
     Exercised                                       (12,500)           0.50
     Forfeited                                      (504,106)           0.85
     -----------------------------------------------------------------------
     Outstanding at February 28, 2007              12,272,107           0.94


The following table contains information concerning outstanding stock options as of February 28, 2007


                                                                                             Weighted Avg
 Number of                         Weighted Avg       Weighted Avg         Number of      Exercise Price of
  Options        Range of        Exercise Price of    Contractual           Options            Options
Outstanding   Exercise Prices   Options Outstanding       Life            Exercisable        Exercisable
--------------------------------------------------------------------------------------------------------
  1,567,252    $0.00 - $0.30                  $0.20            2.17        1,567,252               $0.20
  1,020,000    $0.31 - $0.45                  $0.40            1.84        1,010,000               $0.40
    317,500    $0.46 - $0.60                  $0.50            3.29          317,500               $0.50
    653,000    $0.61 - $0.75                  $0.68            6.86          653,000               $0.68
    430,000    $0.76 - $0.90                  $0.83            9.37          380,000               $0.82
  2,135,000    $0.91 - $1.05                  $0.95            6.98          750,000               $1.00
  4,552,664    $1.06 - $1.20                  $1.20            5.97        4,052,664               $1.20
    128,500    $1.21 - $1.35                  $1.25            8.32          128,500               $1.25
  1,468,191    $1.36 - $1.50                  $1.50            3.99        1,468,191               $1.50
--------------------------------------------------------------------------------------------------------
 12,272,107    $0.00 - $1.50                  $0.94            5.20       10,327,107               $0.93
--------------------------------------------------------------------------------------------------------

On May 3, 2006 the Company issued warrants to purchase 40,000 shares at an exercise price of $1.01 and are exercisable until May 3, 2011. On October 16, 2006 the Company issued warrants to purchase 6,000 shares at an exercise price of $0.95 and are exercisable until October 16, 2011. All warrants were issued for consultancy services for the fiscal year ended February 28, 2007.

The fair value of options and warrants granted during the years ended February 28, 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

             -----------------------------------------------------------
             Expected life in years                          2
             Risk-free interest rate                   4.72% to 5.12%
             Volatility                                     75%
             Dividend Yield                                 Nil
             -----------------------------------------------------------

7.  INCOME TAXES

The Company did not incur taxes due to the net losses in the fiscal years ended February 28, 2007 and 2006. The components of net loss before income taxes are as follows

-------------------------------------------------------------------------------
                                                Year Ended       Year Ended
                                           February 28, 2007  February 28, 2006
                                                    $                $
-------------------------------------------------------------------------------
United States                                  (5,399,827)      (2,427,885)
Foreign                                        (1,661,647)      (1,861,892)
-------------------------------------------------------------------------------
Net Loss                                       (7,061,474)      (4,289,777)
================================================================================


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

------------------------------------------------------------------------------
                                             Year Ended        Year Ended
                                          February 28, 2007  February 28, 2006
                                                 $                 $
------------------------------------------------------------------------------
Income tax at the federal
  statutory rate of 35%                     (2,471,516)      (1,501,422)
Non-deductible costs                           732,512          525,797
Change in valuation allowances               1,659,081          884,781
Foreign tax rate differences                    83,082           93,095
Other                                           (3,159)          (2,251)
------------------------------------------------------------------------------
Total provision for income taxes                     0                0
==============================================================================

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

-----------------------------------------------------------------------------
                                              Year Ended       Year Ended
                                         February 28, 2007  February 28, 2006
                                                  $                 $
-----------------------------------------------------------------------------
  Net operating loss carryforwards            (3,904,964)      (2,551,340)
    Allowance for bad debts                     (329,187)
-----------------------------------------------------------------------------
Gross deferred tax assets                     (4,234,151)      (2,551,340)
  Depreciation and amortization                   39,819           16,090
-----------------------------------------------------------------------------
Gross deferred tax liabilities                    39,819           16,090
  Less:  valuation allowance                   4,194,332        2,535,250
-----------------------------------------------------------------------------
Net Book Value                                         0                0
=============================================================================

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

The Company has not generated any taxable income to date, and therefore has not had to pay any income tax since its inception. The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be recovered. For the fiscal year ended February 28, 2007, the Company's net operating loss carryforward, at the expected tax rates for its operations, is approximately $5,570,000 which is deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $5,526,000 which is deductible against future taxable income generated in the United States, which will remain available until utilized or begin to expire through February 28, 2025.

8.       REPORTABLE SEGMENTS

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

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources based on these segments. Management believes that segment-operating income (loss) is an appropriate measure of evaluating the operational performance of the Company's segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income
(loss) from operations or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

Summarized information by segment for the years ended February 28, 2007 and 2006 is as follows:


                                                                          Fiscal Year Ended
                                       ------------------------------------------------------------------------------------
                                                    February 28, 2007                          February 28, 2006
                                       ----------------------------------------     ---------------------------------------
                                      Narrowcasting    Production                  Narrowcasting    Production
                                        and other       Services       Total         and other       Services       Total
                                            $              $                             $              $             $
                                       ----------     ----------     ----------     ----------     ----------    ----------
  Total revenue by segment              4,369,117      1,639,718      6,008,835      1,499,633      1,206,629      2,706,262
                                       ----------     ----------     ----------     ----------     ----------    ----------
  Operating expenses                   (7,085,971)    (2,263,992)    (9,349,963)    (2,692,066)    (1,577,894)    (4,269,960)
  Depreciation and amortization          (488,119)       (43,498)      (531,617)      (344,253)      (134,238)      (478,491)
  Interest expense                        (13,075)          (152)       (13,227)       (12,817)        (4,354)       (17,171)
  Interest income                         130,825          1,216        132,041          2,021            510          2,531
                                       ----------     ----------     ----------     ----------     ----------    ----------
OPERATING LOSS BY SEGMENT              (3,087,223)      (666,708)    (3,753,931)    (1,547,482)      (509,347)    (2,056,829)
                                       ==========     ==========     ==========     ==========     ==========    ==========

  Unallocated corporate expenses                                     (1,233,054)                                   (845,716)

  Impairment of long-lived assets                                    (1,228,437)                                          -
  Stock based compensation charges                                     (803,735)                                   (695,297)
  Costs related to options and
warrants                                                                      -                                    (649,619)
  Amortization of intangible assets                                     (42,317)                                    (42,316)
                                       ----------     ----------     ----------     ----------     ----------    ----------
TOTAL NET LOSS                                                       (7,061,474)                                 (4,289,777)
                                       ==========     ==========     ==========     ==========     ==========    ==========

PROPERTY, EQUIPMENT AND SOFTWARE        1,301,293         82,344      1,383,637        399,982        35,332       435,314
DEVELOPMENT

Summarized information by geographic region for the years ended February 28, 2007 and 2006 is as follows:

-------------------------------------------------------------------------------
                                            Year Ended
                                            February 28,
                                         2007            2006            Percent
                                          $                $             Change
-------------------------------------------------------------------------------
United States                          755,452          333,884             126%
Europe, Middle-East and Africa       4,794,144        2,137,260             124%
Asia Pacific                           356,765          212,037              68%
Internet Sales                         102,474           23,081             344%
-------------------------------------------------------------------------------
Total                                6,008,835        2,706,262             122%
===============================================================================


MAJOR CUSTOMERS

For the fiscal year ended February 28, 2007, the largest four customers in the aggregate accounted for approximately $1,400,000, or 23% of revenues compared with approximately $1,200,000, or 44% of revenues, for the fiscal year ended February 28, 2006. The accounts receivable balance for the largest four customers was approximately $479,000 as of February 28, 2007.

9.       RELATED PARTY TRANSACTIONS

OPTIONS GRANTED TO DIRECTORS AND OFFICERS

OPTIONS GRANTED TO CURRENT DIRECTORS. The Company has granted to Roger Werner, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016. The Company has granted Rajan Chopra, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $0.80 on September 28, 2006 which are exercisable until September 28, 2016. The Company has granted to both David McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at an exercise price of $0.67 per share on June 7, 2006 which is exercisable until June 27, 2011. All the option granted above fully vested on the date granted.

On May 23, 2006, the Company granted options to purchase 6,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.75 per share. These options vested on the grant date and are exercisable until May 23, 2016.

On December 2, 2005, the Company entered into a consultancy agreement with Roger
L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006.

OPTIONS GRANTED TO FORMER DIRECTORS. The Company has granted Shelly Palmer, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are no longer exercisable. The Company has granted Peter Sidall, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until December 31, 2007 per his separation agreement. The Company had granted options to Cliff Webb, a former officer and Board member, options to purchase 1,000,000 shares at an exercise price of $1.20 per share. The options are fully vested and exercisable until December 31, 2007 per his separation agreement.

OPTIONS GRANTED TO CURRENT OFFICERS. On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, CFO, at an exercise price of $0.92 per share. These options vest annually for 3 years and expire on February 8, 2017.

OPTIONS GRANTED TO FORMER OFFICERS. The Company has granted options to purchase 1,000,000 shares to Steven Crowther, our former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vest on July 1, 2006. When vested, these options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Steven Crowther additional options to purchase 100,000 shares, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006. In connection with the Separation and General Release Agreement between us and Mr. Crowther, the period during which Mr. Crowther may exercise his vested options was extended from September 29, 2006 until June 29, 2007.

The Company has granted options to purchase a total of 900,000 shares to Stephen Beaumont, our former President and Chief Executive Officer. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vest on June 30, 2006 and 225,000 of which vest on December 31, 2006. In connection with the Separation and General Release Agreement between us and Mr. Beaumont, the period during which Mr. Beaumont may exercise his vested options was extended until December 31, 2007.

TRANSACTIONS WITH COMPANIES IN WHICH STOCKHOLDERS HOLD AN INTEREST

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy. For the years ended February 28, 2006 LTR Consultancy was billed $71,422 for services provided. These bills were not paid as of February 28, 2006 and the associated revenue was not recognized. In the year ended February 28, 2006, LTR Consultancy earned re-seller commissions of $9,752. This commission was settled by a reduction in the amount receivable from LTR Consultancy as at February 28, 2006, in the amount of $9,752. The net receivable from LTR Consultancy at February 28, 2006 was $112,655. This amount was provided for in the allowance for doubtful accounts. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,482 and $53,614 respectively. The total amount in receivables remained unpaid and was fully reserved for at February 28, 2007.

Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $33,705, for fiscal year ended February 28, 2007. Of these fees, $5,892 was unpaid as of February 28, 2007.

Shelly Palmer, a former director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, SLP Productions billed the Company $38,000 and $36,000 for fiscal year ending February 28, 2007 and February 28, 2006, respectively for consulting services. As of February 28, 2007 there was a balance of $19,000 in accounts payable.

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

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company and the interim CEO. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a director of the Company on June 27, 2006 and was named as Chairman of the Board and Interim Chief Executive Officer in December 2006. The Company paid Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007. Mr. McCourt voluntarily terminated the advisory agreement once he became interim CEO and forfeited the remaining balance in the contract.

COMMISSION PAID TO STOCKHOLDERS

The Company paid commissions to certain stockholders for raising funds of $478,124 during the fiscal year ended February 28, 2006. The Company paid commissions of $150,000 to certain shareholders during fiscal year ended February 28, 2007 for raising funds during the fiscal year ended February 28, 2006. There was no outstanding amount payable in connection with these commissions as of February 28, 2007.

10.      COMMITMENTS

When a lease is classified as an operating lease, the risks and rewards remain with the lessor and the lease expenses are treated as operating expense.

The Company has non-cancelable operating leases to occupy the following properties: Princeton NJ, which terminates on July 31, 2007; and New York, NY, which terminates on September 30, 2007. We are currently negotiating our lease in London and are on a month-to-month lease. The total remaining rental commitment at February 28, 2007 is approximately $163,000. For the years ended February 28, 2007 and 2006, rental expense was $386,700 and $111,800 respectively.

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

As of February 28, 2007, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

        --------------------------------------------------------------
                                                           Year Ended
                                                          February 28,
                                                               2007
                                                                $
        --------------------------------------------------------------
        Amounts payable:
        Within 12 months                                       104,235
        Between one and two years                               99,388
        Between two and three years                             45,725
        --------------------------------------------------------------
        Total future commitment                                249,348
        Less: finance charges allocated to future periods      (25,767)
        --------------------------------------------------------------
        Present Value                                          223,581
        ==============================================================


At February 28, 2007 the Company has two employment agreements outstanding, one with Iolo Jones, Founder and Chief Strategy Officer and the other with Jason Jack, Chief Software Architect. These agreements stay in effect until employment is terminated (See Item 10. Executive Compensation for further details). For fiscal year ending February 28, 2007, Iolo Jones was paid a salary of $187,248 and Jason Jack was paid a salary of $180,336.

11.      SUBSEQUENT EVENTS

On March 2, 2007, the Company entered into a Purchase Agreement (the "Purchase Agreement") with sixteen accredited investors (the "Investors") for the sale of its 12% Mandatorily Convertible Notes (the "Notes") and Warrants (the "Warrants") for a total purchase price of $7,110,000. The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity. The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale. The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment. The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days. Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.