Form 10QSB/A
period 2006-11-30
NARROWSTEP INC
filed 2007-06-20
CIK 1232951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                 (609) 951-2221
               (Registrant's telephone number including area code)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form-10QSB (the "Amended Report") amends the original Quarterly Report on Form 10-QSB of Narrowstep Inc. for the fiscal quarter ended November 30, 2006, filed with the Securities and Exchange Commission (the "SEC") on January 16, 2007 (the "Original Report"), to restate certain stock option expenses that were inadvertently misstated.

We hereby amend our Original Report by deleting the text and numbers of such items affected by the misstatement in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amended
Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NARROWSTEP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended        Nine months ended
                                                                         November 30,              November 30,
--------------------------------------------------------------------------------------------------------------------
                                                                      2006         2005         2006         2005
                                                                        $            $            $            $
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
   Narrowcasting and other                                          1,163,968      539,692    3,042,461    1,023,458
   Production services                                                485,617      239,045    1,320,014      865,516
--------------------------------------------------------------------------------------------------------------------
Total revenue                                                       1,649,585      778,737    4,362,475    1,888,974
--------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
   Direct costs                                                       511,691      430,371    1,442,282    1,234,258
   Software amortization                                               31,555       30,646       97,404       95,377
--------------------------------------------------------------------------------------------------------------------
Total costs of revenue                                                543,246      461,017    1,539,686    1,329,635
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                        1,106,339      317,720    2,822,789      559,339
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Selling, general and administrative                              2,601,622    1,723,608    6,859,885    3,919,999
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            2,601,622    1,723,608    6,859,885    3,919,999
--------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                     (1,495,283)  (1,405,888)  (4,037,096)  (3,360,660)
   Other income (expense), net                                         23,005          199      108,270          549
   Currency exchange income (loss)                                     (5,126)      16,502       (3,970)      (6,388)
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                           (1,477,404)  (1,389,187)  (3,932,796)  (3,366,499)
====================================================================================================================
   Foreign currency translation adjustment                             47,143       (3,991)      90,126      (23,972)
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                 (1,430,261)  (1,393,178)  (3,842,670)  (3,390,471)
====================================================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                           (0.03)       (0.04)       (0.08)       (0.11)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED   45,248,974   32,673,022   45,214,292   31,814,258

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
-----------------------------------------------------------------------------------------------------------
ASSETS
   Current assets:
   Cash and cash equivalents                                               1,755,529           2,232,854
   Short-term investments                                                         --           2,500,000
   Accounts receivable, net of allowance for doubtful accounts of          1,383,992             418,394
   $390,690 on  November 30, 2006 and $201,715 at February 28, 2006
   Prepaid expenses and other current assets                                 291,615             135,542
-----------------------------------------------------------------------------------------------------------
Total current assets                                                       3,431,136           5,286,790
-----------------------------------------------------------------------------------------------------------
   Property and equipment, net                                             1,050,944             289,148
   Software development costs, net                                           176,101             146,166
   Goodwill                                                                1,157,581           1,157,581
   Intangible assets, net                                                     81,435             113,173
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               5,897,197           6,992,858
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current liabilities:
   Unearned revenue                                                          278,203             176,628
   Accounts payable                                                          471,120             504,919
   Net obligations under capital leases, current                              85,649              58,113
   Accrued expenses and other current liabilities                            624,091             424,104
-----------------------------------------------------------------------------------------------------------
   Total current liabilities                                               1,459,063           1,163,764
   Net obligations under capital leases - long-term                          157,133              43,997
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          1,616,196           1,207,761
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock, $0.000001 par value 450,000,000 shares authorized,               45                  45
   45,248,974 (unaudited) issued and outstanding at November 30,
   2006 and 45,136,474 issued and outstanding at February 28, 2006
   Additional paid-in capital                                             20,639,945          19,711,371
   Stock subscription receivable                                                  --          (1,410,000)
   Accumulated deficit                                                   (16,426,855)        (12,494,059)
   Accumulated other comprehensive income (loss)                              67,866             (22,260)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 4,281,001           5,785,097
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 5,897,197           6,992,858
===========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
-----------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                             November 30,
-----------------------------------------------------------------------------------------------
                                                                          2006          2005
                                                                            $             $
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            (3,932,796)   (3,366,499)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          407,647       379,719
   Loss on disposal of property and equipment                                  --         5,484
   Stock-based compensation expense                                       968,992     1,047,100
   Interest on short-term investment                                      (57,609)           --
   Changes in net cash attributable to changes in operating assets and liabilities:
   Accounts receivable, net                                              (965,599)       38,208
   Prepaid expenses and other current assets                             (156,073)       23,284
   Unearned revenue                                                       101,575            --
   Accounts payable, accrued expenses and other current liabilities       166,188       227,320
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (3,467,675)   (1,645,384)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (808,131)     (111,666)
   Payments for software development costs                               (116,406)      (81,235)
   Proceeds from short-term investments                                 2,557,609            --
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     1,633,072      (192,901)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                           1,363,333     2,152,342
   Proceeds from exercise of stock options                                  6,250            --
   Payments on capital leases                                             (54,755)      (92,845)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,314,828     2,059,497
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (519,775)      221,212
Effect of exchange rates on change in cash                                 42,450        28,935
Cash and cash equivalents at the beginning of period                    2,232,854        58,791
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                          1,755,529       308,938
===============================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired under capital leases                   195,426

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

     There was approximately $154,000 and $969,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three and nine months ended November 30, 2006. No tax benefit has been recognized with respect to this expense as we have determined in our evaluation of our tax assets that it is more likely than not that we will not realize any benefit and have provided full valuation allowances.

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

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

     Reconciliation of summarized information by segment to consolidated reported losses from operations is as follows:

           -------------------------------------------------------------------------------------------------
                                                              Three months ended        Nine months ended
                                                                 November 30,              November 30,
           -------------------------------------------------------------------------------------------------
                                                              2006         2005         2006         2005
                                                                $            $            $            $
           -------------------------------------------------------------------------------------------------
           Total reportable segments                       (1,041,635)    (572,629)  (2,213,767)  (1,535,078)

           Unallocated corporate expenses                    (288,573)    (178,433)    (822,599)    (746,745)

           Stock-based  compensation charges                 (154,495)    (644,248)    (968,992)  (1,047,100)

           Amortization of intangible assets acquired in
           acquisition of Sportshow Television, Ltd.          (10,580)     (10,578)     (31,738)     (31,737)
           -------------------------------------------------------------------------------------------------

           TOTAL REPORTED CONSOLIDATED LOSSES FROM
           OPERATIONS                                      (1,495,283)  (1,405,888)  (4,037,096)  (3,360,660)
           =================================================================================================

NOTE 5. RELATED PARTY TRANSACTIONS

     Options granted to directors. The Company has granted to both David McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at an exercise price of $0.67 per share. These options were granted and vested on June 7, 2006 and are exercisable until June 27, 2011. The Company has granted to Rajan Chopra, a member of the board of directors, options to purchase 300,000 shares at an exercise price of $0.80 per share. These options were granted and vested on September 28, 2006 and are exercisable until September 28, 2016.

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
        ==============================================================   ===============================

CONSOLIDATED COSTS AND EXPENSES increased $960,243, or 44%, for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 and $3,149,937, or 60%, for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005 as follows:

--------------------------------------------------------------------------------  ------------------------------------------------
                                                Three months ended                               Nine months ended
                                 -----------------------------------------------  ------------------------------------------------
                                 November 30, 2006  November 30, 2005  Inc (Dec)  November 30, 2006  November 30, 2005  Inc (Dec)
                                     $          %       $          %       $          $          %       $          %       $
--------------------------------------------------------------------------------  ------------------------------------------------
TOTAL COSTS AND EXPENSES
   Direct costs of revenue         511,691      16%    430,371     20%    81,320  1,442,282      17%  1,234,258     25%    208,024
   Sales and Marketing             556,680      18%    157,633      7%   399,047  1,296,572      16%    336,461      6%    960,111
   Software amortization            31,555       1%     30,647      1%       908     97,404       1%     95,377      2%      2,027
   General, administrative, and
      other                      1,879,867      60%    911,148     42%   968,719  4,562,583      54%  2,504,701     48%  2,057,882
   Stock compensation expense      154,495       5%    644,248     29%  (489,753)   968,992      12%  1,047,100     20%    (78,108)
   Amortization of intangibles      10,580       0%     10,578      1%         2     31,738       0%     31,737      1%          1
--------------------------------------------------------------------------------  ------------------------------------------------
TOTAL                            3,144,868     100%  2,184,625    100%   960,243  8,399,571     100%  5,249,634    100%  3,149,937
--------------------------------------------------------------------------------  ------------------------------------------------

DIRECT COSTS OF REVENUE, including the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation, were $511,691 for the three months ended November 30, 2006, an increase of 19%, compared to the three months ended November 30, 2005 and $1,442,282 for the nine months ended November 30, 2006, an increase of 17%, compared to the nine months ended November 30, 2005, primarily due to higher bandwidth costs, commensurate with the additional channels in operation, offset in part by a reduction in production costs as a percent of revenue.

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
===============================================================================  ===============================================

STOCK BASED COMPENSATION EXPENSE We recorded non-cash charges of approximately $154,000, or a decrease of 76%, for the quarter ended November 30, 2006 as compared to the quarter ended November 30, 2005 and approximately $969,000, or a decrease of 7%, for the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. The quarter ended November 30, 2006 included a charge of approximately $33,785 relating to stock options granted to employees, the fair value of which is required to be expensed over their vesting periods following the implementation of SFAS No.123R. We also granted options to employees and directors and made payments in shares and warrants to third parties for services rendered.

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

We have financed our operations from inception through private equity financing. From inception through November 30, 2006, we sold an aggregate of 45,248,974 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at November 30, 2006, had an accumulated deficit of approximately $16.4 million.

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

On October 20, 2006, Peter Siddall resigned as Chairman of the Board and Director of Narrowstep Inc.

On December 1, 2006, Stephen Beaumont was removed as President and Chief Executive Officer of Narrowstep Inc. and the Company approved the appointment of David C. McCourt as Interim Chief Executive Officer and Chairman of the Board of the Company. Mr. McCourt has been a director of the Company since June 27, 2006.

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

                                 NARROWSTEP INC.


                                        By: /s/ David McCourt
                                            ------------------------------------
 Dated: June 20, 2007                       David McCourt
                                            Chief Executive Officer and Chief
                                            Operating Officer


                                        By: /s/ Lisa VanPatten
                                            ------------------------------------
 Dated: June 20, 2007                       Lisa VanPatten
                                            Chief Financial Officer