Form 10KSB/A
period 2007-02-28
NARROWSTEP INC
filed 2007-06-20
CIK 1232951

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(MARK ONE)
|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

Transitional Small Business Disclosure Format:    Yes  [ ]    No  |X|

================================================================================

                                 NARROWSTEP INC.
                                  FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
EXPLANATORY NOTE                                                             3

PART III

Item 9.        Directors, Executives Officers, Promoter and Control
               Persons and Corporate Governance;                             3
               Compliance with Section 16(a) of the Exchange Act
Item 10.       Executive Compensation                                        6
Item 12.       Certain Relationships and Related Transactions and
               Director Independence                                        10
SIGNATURES                                                                  12
EX 10.1        Amended and Restated 2004 Stock Plan
EX 31.1        Certification Under Section 302 of the Sarbanes-Oxley
               Act of 2002 for Chief Executive Officer
EX 31.2        Certification Under Section 302 of the Sarbanes-Oxley
               Act of 2002 for Chief Financial Officer
EX 32.1        Certification Under Section 906 of the Sarbanes-Oxley
               Act of 2002 for Chief Executive Officer
EX 32.2        Certification Under Section 906 of the Sarbanes-Oxley
               Act of 2002 for Chief Financial Officer

                                EXPLANATORY NOTE

This Amendment No. 1 on Form-10KSB (the "Amended Report") amends the original Annual Report on Form 10-KSB of Narrowstep Inc. for the fiscal year ended February 28, 2007, filed with the Securities and Exchange Commission (the "SEC") on May 30, 2007 (the "Original Report"), to add certain information required by the following items of Form 10-KSB:

         Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
         Item 10  Executive Compensation.
         Item 12. Certain Relationships and Related Transactions, and Director Independence.

We hereby amend Items 9, 10 and 12 of Part III of our Original Report by deleting the text of such Items 9, 10 and 12 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amended Report.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and subsequent discussion sets forth information about our directors and executive officers as of February 28, 2007.


NAME                 AGE              POSITIONS
---------------      ---     -------------------------------
David McCourt         50     Chairman of the Board, Interim Chief Executive
                             Officer and Officer and Director Officer
                             and Director
Iolo Jones            42     Chief Strategy Officer and Director
Lisa VanPatten        43     Chief Financial Officer
Louis Holder          36     Chief Technology Officer
Jason Jack            42     Chief System Architect
Carolyn Wall          64     President, North America
Rajan Chopra          55     Director
Dennis Edmonds        50     Director
Roger Werner          57     Director
John Whyte            66     Director


DAVID MCCOURT, Chairman of the Board, Interim Chief Executive Officer and a director, has been a director of Narrowstep since June 2006. Mr. McCourt became the Chairman of the Board and Chief Executive Officer in December 2006. Mr. McCourt is the Founder and Chief Executive Officer of Granahan McCourt Capital, LLC, a private investment firm focused in the telecommunications and media industries, a position he has held since January 2005. Mr. McCourt has over 25 years of experience in the telecommunications and media industries, founding or acquiring over ten companies in four countries in North America and Europe. Mr.

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

CORPORATE GOVERNANCE AND BOARD COMPOSITION

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), our board of directors is comprised of at least 50% independent directors. Our board of directors believes that it is useful and appropriate to have our Chief Executive Officer also serve as the chairman of our board of directors.

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

Our executive officers are elected by and serve at the discretion of the Board of Directors. We have a standing audit committee of the Board of Directors. The members of the audit committee are Messrs. Whyte, Chopra and Edmonds. Mr. Whyte qualifies as an "audit committee financial expert" within the meaning of the SEC regulations. The audit committee oversees the retention, performance and compensation of our independent auditors, and oversees and establishes procedures concerning systems of internal accounting and control.

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


                                    SUMMARY COMPENSATION TABLE

                                                                               ALL
                                                                 OPTION       OTHER
  NAME AND PRINCIPAL       FISCAL     SALARY(1)     BONUS(1)    AWARDS(2)   COMPENSATION    TOTAL
       POSITION             YEAR        ($)           ($)          ($)          ($)          ($)
--------------------       ------     ---------     --------   ---------   ------------    -----
DAVID C. MCCOURT            2007         --           --         80,820         --         80,820
CHAIRMAN AND INTERIM
CHIEF EXECUTIVE
OFFICER(3)

STEPHEN BEAUMONT            2007      298,156         --        120,539         --        418,695
PRESIDENT AND CHIEF
EXECUTIVE OFFICER (4)       2006      143,988         --        255,283         --        399,271

IOLO JONES                  2007      187,248         --           --           --        187,248
FOUNDER AND CHIEF
STRATEGY                    2006      143,988         --        478,025         --        622,013
OFFICER

JASON JACK                  2007      180,336       10,000      132,182         --        322,518
CHIEF SYSTEM ARCHITECT
                            2006      103,847         --        205,422         --        309,269

CLIFFORD                    2007      187,248         --           --           --        187,248
WEBB
CHIEF OPERATING             2006      134,989         --        507,100         --        642,089
OFFICER (5)

STEVEN CROWTHER             2007      191,452         --         86,856         --        278,308
CHIEF FINANCIAL
OFFICER (5)                 2006      146,500         --        450,655         --        597,155

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

2004 STOCK PLAN

The Narrowstep, Inc. 2004 Stock Plan (the "Plan") was adopted by vote of our Board of Directors on December 15, 2003 and became effective on January 1, 2004. The Plan was amended by vote of the Board of Directors in July, 2004, and the Plan, as amended, was approved by stockholders in July, 2004. The Plan is designed to attract, retain and reward our employees, directors and consultants by allowing them to participate in Narrowstep's growth through the acquisition of shares of our common stock or other performance awards. 27,000,000 shares are reserved for issuance under the Plan. No more than 5,000,000 shares may be the subject of awards to any participant during any calendar year. The term of the Plan is 10 years, and options granted under the Plan can have a term of no more than 10 years.

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


                             OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                           NUMBER OF             NUMBER OF
                           SECURITIES            SECURITIES         OPTION
                           UNDERLYING            UNDERLYING        EXERCISE
                      UNEXERCISED OPTIONS   UNEXERCISED OPTIONS      PRICE
         NAME                 (#)                   (#)               ($)     OPTION EXPIRATION DATE
                          EXERCISABLE          UNEXERCISABLE
-----------------     -------------------   -------------------   ---------   ----------------------
 David C. McCourt           300,000                  --              0.67             6/27/11
 Stephen Beaumont           200,000                  --              1.50            12/31/07
                            225,000                  --              1.50            12/31/07
                            250,000                  --              1.00            12/31/07
 Iolo Jones                 942,664                  --              1.20             2/28/15
 Jason Jack                 777,252                  --              0.20            12/31/08
                            333,334              333,334(1)          1.20             8/11/15
                            166,666              166,666(2)          1.20             8/11/05
Clifford Webb             1,000,000                  --              1.20            12/31/07
Steven Crowther             500,000                  --              1.20             6/30/07
                            500,000                  --              1.20             6/30/07
                             50,000                  --              0.90             6/30/07

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

                    FEES
                   EARNED OR                             ALL
                    PAID IN                             OTHER
                     CASH       OPTION AWARDS         COMPENSATION      TOTAL
     NAME            ($)            ($)(1)                ($)            ($)
--------------    ---------     -------------        ------------      -------
Rajan Chopra          --          103,710(2)              --           103,710
Dennis Edmonds        --            1,952(3)              --             1,952
Shelly Palmer         --            1,952(4)              --             1,952
Peter Sidall          --            1,952(5)              --             1,952
Roger Werner          --          143,379(6)              --           143,379
Jack Whyte            --           80,280(7)              --            80,280


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

OPTIONS GRANTED TO FORMER OFFICERS. The Company has granted options to purchase 1,000,000 shares to Steven Crowther, our former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vested on July 1, 2006. When vested, these options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Steven Crowther additional options to purchase 100,000 shares, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006. In connection with the Separation and General Release Agreement between us and Mr. Crowther, the period during which Mr. Crowther may exercise his vested options was extended from September 29, 2006 until June 29, 2007.

The Company has granted options to purchase a total of 900,000 shares to Stephen Beaumont, our former President and Chief Executive Officer. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vested on June 30, 2006 and 225,000 of which vested on December 31, 2006. In connection with the Separation and

General Release Agreement between us and Mr. Beaumont, the period during which Mr. Beaumont may exercise his vested options was extended until December 31, 2007.

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

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company and the Company's CEO and COO. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a director of the Company on June 27, 2006 and was named as Chairman of the Board and Interim Chief Executive Officer in December 2006. The Company paid Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007. Mr. McCourt voluntarily terminated the advisory agreement once he became interim CEO and forfeited the remaining balance in the contract.

INDEPENDENT DIRECTORS

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), we have four directors, namely Dennis Edmonds, Roger Werner, John Whyte and Rajan Chopra, who qualify as an independent director. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and by our management with regard to each director's business and personal activities as they may relate to us and our management. Our board of directors has established an audit committee and a compensation committee, both of which are made up exclusively of independent directors.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NARROWSTEP INC.

                                     /s/  David C. McCourt
                                     --------------------------------
                                     David C. McCourt
                                     Chief Executive Officer and Chief
                                     Operating Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 20, 2007.



   SIGNATURE                         TITLE                           DATE

/s/ David C. McCourt     Chairman of the Board of Directors,     June 20, 2007
--------------------     Chief Executive Officer and Chief
David C. McCourt         Operating Officer

/s/ Lisa VanPatten       Chief Financial Officer                 June 20, 2007
--------------------
Lisa VanPatten

/s/ Iolo Jones           Chief Strategy Officer and Director     June 20, 2007
--------------------
Iolo Jones

/s/ Dennis Edmonds       Director                                June 20, 2007
--------------------
Dennis Edmonds

/s/ Roger Werner         Director                                June 20, 2007
--------------------
Roger Werner

/s/ John Whyte           Director                                June 20, 2007
--------------------
John Whyte

/s/ Rajan Chopra         Director                                June 20, 2007
--------------------
Rajan Chopra