Form 10QSB
period 2007-05-31
NARROWSTEP INC
filed 2007-07-13
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ________ TO________

COMMISSION FILE NUMBER 333-108632

NARROWSTEP INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-1010941 (I.R.S. Employer Identification No.)

116 Village Blvd, Suite 200
Princeton, New Jersey 08540
United States
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of May 31, 2007: 45,348,974 shares of common stock

.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31, 2007	February 28, 2007
	(Unaudited)
	$	$
Assets

Current assets:
Cash and cash equivalents	4,328,212	466,870
Accounts receivable, net of allowance for doubtful accounts of $1,522,139 and $940,534 at May 31, 2007 (unaudited) and February 28, 2007, respecitvely	1,415,949	1,403,779
Prepaid expenses and other current assets	298,942	332,192

Total current assets	6,043,103	2,202,841
Property and equipment, net	1,610,274	1,234,557
Software development costs, net	125,006	149,080
Debt issuance costs, net	157,191	-

Total Assets	7,935,574	3,586,478

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities:
Unearned revenue	461,190	384,295
Accounts payable	994,621	960,580
Net obligations under capital leases, current	90,666	88,110
Accrued expenses and other current liabilities	979,523	977,948
Total current liabilities	2,526,000	2,410,933
Net obligations under capital leases - long-term	113,032	135,470
Convertible notes and interest payable, net of debt discount of $920,034	6,402,682	-
Other long term liabilities	56,158	-

Total Liabilities	9,097,872	2,546,403

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.000001 par value 450,000,000 shares authorized,
45,348,974 issued and outstanding at May 31, 2007 (unaudited) and February 28, 2007, respectively	45	45
Additional paid-in capital	21,584,762	20,543,688
Accumulated deficit	(22,816,451)	(19,555,533)
Accumulated other comprehensive income (loss)	69,347	51,875

Total Stockholders' Equity (Deficit)	(1,162,297)	1,040,075

Total Liabilities and Stockholders' Equity (Deficit)	7,935,574	3,586,478

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended
	May 31, 2007	May 31, 2006
	$	$
Revenue
Narrowcasting and other	1,415,160	836,513
Production services	175,633	308,010
Total revenue	1,590,793	1,144,523

Costs and Expenses

Operating	1,225,791	422,218

Selling, general and administrative	2,645,624	1,680,563

Research & development	798,750	255,057

Total operating expenses	4,670,165	2,357,838

Operating Loss	(3,079,372)	(1,213,315)

Interest income (expense), net	(179,643)	44,099
Currency exchange income (loss)	(1,903)	(589)

Net Loss	(3,260,918)	(1,169,805)

Foreign currency translation adjustment	17,472	36,764

Comprehensive Loss	(3,243,446)	(1,133,041)

Net Loss per Common Share - Basic and Diluted	(0.07)	(0.03)

Weighted-Average Number of Shares Outstanding, Basic and Diluted	45,348,974	43,730,360

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	May 31, 2007	May 31, 2006
	$	$
Cash Flows from Operating Activities
Net loss	(3,260,918)	(1,169,805)
Adjustments to reconcile net loss to net cash used in operating activities:

Allowance for doubtful accounts	581,605	-
Depreciation and amortization	205,848	108,301
Stock-based compensation expense	81,779	463,431
Interest on short-term investment	-	(29,403)
Fair value of options and warrants granted to third party suppliers	19,625	-
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable, gross	(593,775)	(645,080)
Prepaid expenses and other current assets	33,250	(87,233)
Unearned revenue	76,895	-
Accounts payable, accrued expenses and other current liabilities	304,489	439,603

Net Cash Used in Operating Activities	(2,551,202)	(920,186)

Cash Flows from Investing Activities
Purchases of property and equipment	(528,637)	(282,472)
Payments for software development costs	-	(34,317)

Net Cash Used in Investing Activities	(528,637)	(316,789)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	1,472,529
Proceeds from exercise of stock options and warrants	-	6,250
Payments on capital leases	(19,882)	(13,266)
Net proceeds from issuance of convertible notes payable	6,950,130	-

Net Cash Provided by Financing Activities	6,930,248	1,465,513

Net Increase (Decrease) in Cash and Cash Equivalents	3,850,409	228,538
Effect of exchange rates on change in cash	10,933	10,147
Cash and cash equivalents at the beginning of period	466,870	2,232,854

Cash and Cash Equivalents at the End of the Period	4,328,212	2,471,539
See Notes to Condensed Consolidated Financial Statements.

See

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation. Throughout this document, Narrowstep Inc. is referred to as “Narrowstep,” “we” or the “Company.” The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results of any other interim period or for the full year. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2007 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the “Company”) Form 10-KSB for such year.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing various services. All intercompany transactions have been eliminated in consolidation.

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLAN

The Company has incurred net losses and negative cash flow from operations since inception. The Company, historically, has financed its operations primarily through private equity financing. The Company had working capital of $3,517,103 and cash on hand of $4,328,212 at May 31, 2007. The Company currently does not have the liquidity or financing available to fund its operations for the next 12 months without additional capital being raised or financing being acquired. The Company’s management team has developed a strategic business plan and is actively pursuing various financing options. Management’s operating plan includes (a) increasing revenue by expanding its customer base with its superior video technology (b) further investing in the TelvOS technology in order to enhance it’s product offering and customer experience and (c) to scale the business operations in preparation for substantial market growth.

NOTE 3. CONVERTIBLE NOTES PAYABLE

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with sixteen accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000. The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity. The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale. The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment. The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days. Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.

NOTE 4. RELATED PARTY TRANSACTIONS

Options granted to current directors. The Company has granted to Roger Werner, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016. The Company has granted Rajan Chopra, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $0.80 on September 28, 2006 which are exercisable until September 28, 2016. The Company has granted to both David McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at an exercise price of $0.67 per share on June 7, 2006 which are exercisable until June 27, 2011. All the option granted above fully vested on the date granted.

On May 23, 2006, the Company granted options to purchase 6,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.75 per share. These options vested on the grant date and are exercisable until May 23, 2016.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 2, 2005, the Company entered into a consultancy agreement with Roger L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2006.

Options granted to former directors. The Company has granted Shelly Palmer, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are no longer exercisable. The Company has granted Peter Sidall, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are exercisable until December 31, 2007 pursuant to the terms of his separation agreement. The Company had granted options to Cliff Webb, a former officer and Board member, options to purchase 1,000,000 shares at an exercise price of $1.20 per share. The options are fully vested and exercisable until December 31, 2007 pursuant to the terms of his separation agreement.

Options granted to current officers. On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, our Chief Financial Officer, at an exercise price of $0.92 per share. These options vest over a three-year period and expire on February 8, 2017. On April 30, 2007, the Company granted options to purchase 500,000 shares to Lou Holder, our Chief Technology Officer, at an exercise price of $0.68 per share. These options vest over a three-year period and expire on April 30, 2017.

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

Transactions with companies in which certain persons hold an interest. Shelly Palmer, a former director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, SLP Productions billed the Company $38,000 and $36,000 for fiscal year ending February 28, 2007 and February 28, 2006, respectively for consulting services. As of May 31, 2007 there was no balance in accounts payable.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,480 and $53,614 respectively. Total revenue and total receivables from LTR Consultancy for the quarter ending May 31, 2007, was $23,250 and $115,150 respectively.

The total amount in receivables remained unpaid and was fully reserved for at May 31, 2007.

Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $33,705, for fiscal year ended February 28, 2007. Of these fees, $5,892 was unpaid as of May 31, 2007.

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

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt, Chairman of the Board of Directors, Chief Executive Officer and Chief Operating Officer, is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company. Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a director of the Company on June 27, 2006, was named as Chairman of the Board and interim Chief Executive Officer in December 2006 and was named Chief Executive Officer and Chief Operation Officer in June 2007. The Company paid

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007. Mr. McCourt voluntarily terminated the advisory agreement once he became interim Chief Executive Officer and forfeited the remaining balance in the contract.

Outdoor Channel, a Narrowstep customer, began utilizing our services in May 2007. The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a Director of Narrowstep. We billed Outdoor Channel, $25,700 for the first quarter and the balance in accounts receivable at May 31, 2007 is $25,700.

NOTE 5. CONCENTRATIONS

For the three months ended May 31, 2007, the largest four customers in the aggregate accounted for approximately $566,675, or 36% of our revenues for the period. For the three months ended May 31, 2006, the largest four customers in the aggregate accounted for approximately $435,264, or 38% of our revenues for the period. The accounts receivable balance for the largest four customers was approximately $726,000 as of May 31, 2007.

NOTE 6. RECLASSIFICATION

The presentation of the May 31, 2006 consolidated statement of operations and comprehensive loss has been reclassified to conform to the May 31, 2007 presentation.

NOTE 7. SUBSEQUENT EVENT

On June 8, 2007, Narrowstep entered into an employment Agreement with David C. McCourt under which Mr. McCourt became our Chief Executive Officer and Chief Operating Officer. All of Mr. McCourt’s initial compensation will be in the form of equity and equity based awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For ease of reading, Narrowstep Inc. is referred to as “Narrowstep,” “we” or the “Company” throughout this document and the names of the particular subsidiaries providing the services generally have been omitted. Narrowstep is a holding company whose subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing production and distribution services and equipment. You should read this discussion in conjunction with the condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-KSB for the year ended February 28, 2007.

Consolidated revenues for the three months ended May 31, 2007 increased $446,270, or 39%, to $1,590,793 from $1,144,523 for the three months ended May 31, 2006 as follows:

Narrowcasting and other revenues for the three months ended May 31, 2007 was $1,415,160, an increase of $578,647, or 69%, over the $836,513 reported for the three months ended May 31, 2006. This increase in narrowcasting revenues resulted primarily from a net increase in customers. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added. The increase in customers resulted primarily from a 180% increase in customers located in the United States compared to the three months ended May 31, 2006 (see geographical distribution below). We have identified further penetration of the US market as a key goal of our strategic plan and expect the amount of narrowscasting services from US customers to continue to increase as a percentage of total narrowscasting revenues.

Production services revenues for the three months ended May 31, 2007 was $175,633, a decrease of $132,377, or 43%, compared to $308,010 for the three months ended May 31, 2006. As previously disclosed, our strategic plan is to focus our resources on narrowscasting and to deemphasize production services as a revenue source of our business. Consistent with this plan, revenues from this segment continue to decline as we continue to fulfill current obligations and execute on our plan to exit this business segment.

NARROWSTEP INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Geographical distribution of consolidated revenues:

	Three Months Ended
	May 31, 2007	May 31, 2006	Percent
	$	$	Change
United States	226,349	80,872	180%
Europe, Middle-East and Africa	1,339,108	1,006,102	33%
Asia Pacific	-	39,401	-100%
Internet Sales	25,336	18,148	40%
Total	1,590,793	1,144,523	39%

Consolidated costs and expenses for the three months ended May 31, 2007 were $4,670,165, an increase of $2,312,327, or 98%, compared to $2,357,838 for the three months ended May 31, 2006 as follows:

Operating expenses includes the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation. For the three months ended May 31, 2007 these costs were $1,225,791, a 190% increase over the $422,218 reported in the three months ended May 31, 2006. The increase resulted primarily from increased headcount to meet customer support needs and to begin building our internal Content Delivery Network (CDN) system.

Selling, general and administrative expenses includes employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help. For the three months ended May 31, 2007 these costs were $2,645,624, a 57% increase over the $1,680,563 reported for the three months ended May 31, 2006. The increase is primarily due to increased headcount primarily in direct sales as we build infrastructure to support a higher level of sales. SG&A expenses were also adversely impacted by a large increase in bad debt. This increase primarily resulted from the failure of a number of narrowcasting customers to have sufficient capital to sustain their business models as well as non-payments by several production services customers. We are pursing collection efforts where appropriate. The Company has implemented new controls and procedures aimed at minimizing bad debt expense in future periods.

Research & Development expenses include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts. For the three months ended May 31, 2007 these costs were $798,750, a 213% increase over the $255,057 reported for the three months ended May 31, 2006. We have recently hired developers to further enhance the TelvOS system and to add new functionality. Aside from adding new capabilities to the TelvOS system, new employees were also needed in order to maintain the system and support our growing customer base.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $2,551,202 for the three months ended May 31, 2007 and approximately $920,186 for the three months ended May 31, 2006. The increase in cash used in operations was due primarily to an increase in our net loss. This increase was primarily due to an increase in sales and marketing expenses as we sought to build our narrowcasting customer base and an increase in the operations and development to enhance the CDN and TelvOS system capabilities.

Net cash used in investing activities was approximately $528,637 for the three months ended May 31, 2007 and approximately $316,789 for the three months ended May 31, 2006. The increase over the prior year period resulted from capital equipment purchased for our network.

Net cash provided by financing activities was $6,930,248 for the three months ended May 31, 2007 and approximately $1,465,513 for the three months ended May 31, 2006. The increase resulted primarily from the sale of convertible notes issued March 2, 2007 as described below.

We had $4,328,212 in cash and cash equivalents available at May 31, 2007 and available bank overdraft facilities of $59,300.

We have financed our operations from inception through private equity financing. From inception through May 31, 2007, we sold an aggregate of 45,348,974 shares of our common stock for gross proceeds of approximately $14.8 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at May 31, 2007, had an accumulated deficit of approximately $22.8 million.

NARROWSTEP INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At May 31, 2007 and February 28, 2007, the overdraft facilities consisted of approximately $19,800 and $19,600, respectively, with Barclays Bank PLC and $39,500 and $39,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on May 31, 2007 or February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays' variable base rate (which base rate was 5.25% per annum as of May 31, 2007). The interest rate on the NatWest facility is 5.75% above NatWest's variable base rate (which base rate was 5.25% per annum as of May 31, 2007). The Barclays overdraft facility was renewed on February 17, 2007. The NatWest overdraft facility was renewed on May 31, 2006.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At May 31, 2007, our current ratio was 2.4, compared to 0.9 at February 28, 2007. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with sixteen accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000. The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity. The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale. The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment. The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days. Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.

With the completion of this financing we have sufficient working capital to fund our operations for the next four to six months. Management will continue to pursue various financing options in order to fully fund our longer term cash requirements. We also are making efforts to improve our financial position by evaluating ongoing operating expenses, increasing our effort to collect outstanding receivables and continuing to focus on increasing sales. The Company’s management team has developed a strategic business plan and is actively pursuing various financing options. Management’s operating plan includes (a) increasing revenue by expanding its customer base with its superior video technology (b) further investing in the TelvOS technology in order to enhance its product offering and customer experience and (c) to scale the business operations in preparation for substantial market growth.

As of May 31, 2007, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

Three Months Ended May 31, 2007
$

Amounts payable:
Within 12 months	104,977
Between one and two years	92,774
Between two and three years	27,128
Total future commitment	224,879
Less: finance charges allocated to future periods	(21,181)
Present Value	203,698

Off balance sheet arrangements We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NARROWSTEP INC. AND SUBSIDIARIES

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

•
We did not record the stock-based compensation expense on certain stock options, issued to one of our directors, on a timely basis. As a result of this, our third quarter interim financial statements were misstated.

The significant deficiencies were as follows:

•	We did not record a sufficient allowance for bad debts related to a customer’s accounts receivable balance that was in question.

•
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

In response to the deficiencies in our internal controls identified by Rothstein, Kass & Company, P.C. we restated our results for the fiscal third quarter ended November 30, 2006 and for the fiscal year ended February 28, 2007. We have taken appropriate steps to correct these deficiencies in our internal controls identified by Rothstein, Kass & Company, P.C.

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

NARROWSTEP INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with sixteen accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000. The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity. The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale. The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment. The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days. Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.

On March 8, 2007 the Company issued warrants to purchase 50,000 shares at an exercise price of $0.91 and they are exercisable until March 8, 2012. These warrants were issued for professional services.

NARROWSTEP INC. AND SUBSIDIARIES

Item 6. Exhibits

EXHIBIT 31.1	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER FURNISHEDPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NARROWSTEP INC.

Date: July 13, 2007	By:	/s/ David McCourt
David McCourt
Chief Executive Officer

Date: July 13, 2007	By:	/s/ Lisa VanPatten
Lisa VanPatten
Chief Financial Officer