Form 10QSB
period 2007-08-31
NARROWSTEP INC
filed 2007-10-15
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to________

Commission file number 333-108632

NARROWSTEP INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-1010941
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

116 Village Blvd, Suite 200
Princeton, New Jersey 08540
United States
(Address of principal executive offices)

(609) 951-2221
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes |X| No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,280,977 shares of common stock, $0.000001 par value.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	August 31, 2007	February 28, 2007
	(Unaudited)
	$	$
Assets

Current assets:
Cash and cash equivalents	10,170,561	466,870
Accounts receivable, net of allowance for doubtful accounts	1,211,993	1,403,779
of $1,574,090 and $940,534, respectively
Prepaid expenses and other current assets	420,672	332,192

Total current assets	11,803,226	2,202,841
Property and equipment, net	2,677,606	1,234,557
Software development costs, net	244,574	149,080

Total Assets	14,725,406	3,586,478

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Unearned revenue	191,004	384,295
Accounts payable	877,672	960,580
Net obligations under capital leases, current	151,058	88,110
Accrued expenses and other current liabilities	844,140	977,948
Total current liabilities	2,063,874	2,410,933
Net obligations under capital leases, long-term	217,355	135,470
Total Liabilities	2,281,229	2,546,403

Commitments and Contingencies
Stockholders' Equity
Common stock, $0.000001 par value 450,000,000 shares authorized,	125	45
125,280,977 issued and outstanding at August 31, 2007 and
45,348,974 issued and outstanding at February 28, 2007
Additional paid-in capital	40,093,676	20,543,688
Accumulated deficit	(27,737,934)	(19,555,533)
Accumulated other comprehensive income	88,310	51,875

Total Stockholders' Equity	12,444,177	1,040,075

Total Liabilities and Stockholders' Equity	14,725,406	3,586,478

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	$	$	$	$
Revenue
Narrowcasting and other	1,143,955	1,041,980	2,559,115	1,878,493
Production services	141,902	526,387	317,535	834,397

Total revenue	1,285,857	1,568,367	2,876,650	2,712,890

Costs and Expenses

Operating	1,361,524	711,085	2,587,315	1,133,303

Selling, general and administrative	3,449,202	1,900,687	6,094,826	3,581,250

Research & development	783,298	285,093	1,582,048	540,150

Total operating expenses	5,594,024	2,896,865	10,264,189	5,254,703

Operating Loss	(4,308,167)	(1,328,498)	(7,387,539)	(2,541,813)

Interest income (expense), net	(599,280)	41,166	(778,923)	85,265

Currency exchange income (loss)	(14,036)	1,745	(15,939)	1,156

Net Loss	(4,921,483)	(1,285,587)	(8,182,401)	(2,455,392)

Foreign currency translation adjustment	18,963	6,219	36,435	42,983

Comprehensive Loss	(4,902,520)	(1,279,368)	(8,145,966)	(2,412,409)

Net Loss per Common Share - Basic and Diluted	(0.07)	(0.03)	(0.14)	(0.05)

Weighted-Average Number of Shares Outstanding, Basic and Diluted	67,858,410	45,248,974	56,603,692	45,192,724

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	August 31, 2007	August 31, 2006
	$	$
Cash Flows from Operating Activities
Net loss	(8,182,401)	(2,455,392)
Adjustments to reconcile net loss to net cash used in operating activities:

Allowance for doubtful accounts	633,556	53,904
Depreciation and amortization	439,978	255,126
Stock-based compensation expense	1,619,270	814,497
Interest on short-term investment	-	(57,609)

Fair value of options and warrants granted to third party suppliers	19,625	-

Interest on debt issuance	853,200	-
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable, gross	(441,770)	(970,495)
Prepaid expenses and other current assets	(88,480)	(73,705)

Unearned revenue	(193,291)	214,457
Accounts payable, accrued expenses and other current liabilities	(216,716)	463,307

Net Cash Used in Operating Activities	(5,557,029)	(1,755,910)

Cash Flows from Investing Activities
Purchases of property and equipment	(1,583,660)	(580,675)
Payments for software development costs	(141,588)	(79,001)

Net Cash Provided by (Used in) Investing Activities	(1,725,248)	(659,676)

Cash Flows from Financing Activities

Net proceeds from issuance of common stock	10,127,457	1,379,403

Proceeds from exercise of stock options and warrants	-	6,250
Payments on capital leases	(42,998)	(33,537)

Net Proceeds from issuance of debt instrument	6,950,130	-

Net Cash Provided by Financing Activities	17,034,589	1,352,116

Net Increase (Decrease) in Cash and Cash Equivalents	9,752,312	(1,063,470)
Effect of exchange rates on change in cash	(48,621)	14,098
Cash and cash equivalents at the beginning of period	466,870	2,232,854

Cash and Cash Equivalents at the End of the Period	10,170,561	1,183,482
See Notes to Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash investing activities:
Property and equipment under capital leases	188,781	133,875

Supplemental disclosure of non-cash financing activities:
Debt converted to equity	6,950,130	-
Interest on debt issuance was paid out with common shares	853,200	-

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation. Throughout this document, Narrowstep Inc. and Subsidiaries is referred to as “Narrowstep,” “we” or the “Company.” The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results of any other interim period or for the full year.  The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2007 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the “Company”) Form 10-KSB for such year.

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

NOTE 2.  SALE OF COMMON STOCK

On August 8, 2007, we closed a private financing with a number of accredited investors for the sale of common stock and warrants for a total purchase price of $10,510,000. Pursuant to the financing we sold a total of 42,040,000 shares of common stock at a purchase price of $0.25 per share. We also issued warrants to purchase an aggregate of 21,020,000 shares of common stock at an exercise price of $0.50 per share, subject to adjustment.  The warrants are exercisable at any time on or prior to August 8, 2012.  The warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In addition, the exercise price and the number of shares issuable upon the exercise of the warrants are subject to adjustment on a full-ratchet basis in the event that we issue or are deemed to have issued shares of common stock at an effective purchase price of less than $0.50 per share, subject to certain exceptions.  In the financing, we issued to the placement agents warrants to purchase an aggregate of 1,706,400 shares of common stock.  Those warrants have the same terms as the warrants issued in the financing, except that the warrants issued to the placement agents have a cashless exercise right.

NOTE 3.  CONVERTIBLE NOTES PAYABLE

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with sixteen accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000.  The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity.  The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale.  The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment.  The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days.  Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In connection with the August 8, 2007 financing, the Company’s $7,110,000 in outstanding mandatorily 12% convertible notes were automatically converted into an aggregate of 35,392,003 shares of common stock at a conversion price of $0.225 per share.

NOTE 4. RELATED PARTY TRANSACTIONS

Options granted to current officers. On April 30, 2007, the Company granted options to purchase 250,000 shares to Lou Holder, our Chief Technology Officer, at an exercise price of $0.68 per share.  These options vest over a three-year period and expire on April 30, 2017.

On June 8, 2007, Narrowstep entered into an employment Agreement with David C. McCourt who was granted 1,250,000 shares of restricted stock units which vest monthly until November 30, 2007 and 2,500,000 shares of restricted stock which vest based on meeting certain performance milestones, to be determined by the Company’s Compensation Committee.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options granted to former officers.  The Company has granted options to purchase 1,000,000 shares to Steven Crowther, our former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share.  500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015.  500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vested on July 1, 2006. These options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Steven Crowther additional options to purchase 100,000 shares, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006.  In connection with the Separation and General Release Agreement between us and Mr. Crowther, the period during which Mr. Crowther may exercise his vested options was extended from September 29, 2006 until June 29, 2007. These options have since expired.

Transactions with companies in which certain persons hold an interest.  Shelly Palmer, a former director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, SLP Productions billed the Company $38,000 and $36,000 for fiscal year ending February 28, 2007 and February 28, 2006, respectively for consulting services.  For the six months ending, August 31, 2007 no further consulting services were performed.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy.  Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,480 and $53,614 respectively.  Total revenue and total receivables from LTR Consultancy for the six months ending August 31, 2007, was $42,236 and $97,807 respectively.

The total amount in receivables remained unpaid and was fully reserved for at August 31, 2007.

Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $33,705, for fiscal year ended February 28, 2007.  Of these fees, $5,892 was unpaid as of August 31, 2007.

On May 30, 2006, the Company entered into an advisory agreement with Granahan McCourt Advisors, LLC.  David C McCourt, Chairman of the Board of Directors, Interim Chief Executive Officer and Interim Chief Operating Officer, is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, a shareholder in the Company.  Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share.  Mr. McCourt became a director of the Company on June 27, 2006, was named as Chairman of the Board and interim Chief Executive Officer in December 2006 and was named interim Chief Operating Officer in June 2007.  The Company paid Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007.  Mr. McCourt voluntarily terminated the advisory agreement once he became interim Chief Executive Officer and forfeited the remaining balance in the contract.

Outdoor Channel, a Narrowstep customer, began utilizing our services in May 2007.  The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a Director of Narrowstep.  We billed Outdoor Channel, $33,204 for the six months ended August 31, 2007 and the balance in accounts receivable at August 31, 2007 is $2,500.

In connection with our August 2007 financing, Mr. McCourt purchased 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for a total purchase price of $1,000,000.  In addition, Mr. McCourt entered into a lock up agreement pursuant to which he and certain entities controlled by him agreed for a period of nine months from August 8, 2007 not to sell, dispose or other wise transfer any shares of common stock owned by them, subject to certain exceptions.

NOTE 5. CONCENTRATIONS

The largest four customers in the aggregate accounted for approximately $423,000, or 33% of our revenues for the three months ended August 31, 2007 and approximately $924,000, or 32% of our revenues for the six months ended August 31, 2007. The largest four customers in the aggregate accounted for approximately $521,000, or 34% of our revenues for the three months ended August 31, 2006 and approximately $732,000, or 27% of our revenues for the six months ended August 31, 2006. The accounts receivable balance for the largest four customers was approximately $834,000 as of August 31, 2007.

NOTE 6. RECLASSIFICATION

The presentation of the August 31, 2006 consolidated statement of operations and comprehensive loss has been reclassified to conform to the August 31, 2007 presentation.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SUBSEQUENT EVENTS

On July 20, 2007 the company entered into a six year building lease with Princeton 202 Associates Limited Partnership located in New Jersey.  The initial monthly payment is approximately $28,170 with escalations every two years.  On October 3, 2007 the company entered into a four year building lease with Philips and Feeley located in London.  The initial monthly payment is approximately $8,540 with escalations every year.

On October 7, 2007, Rajan Chopra resigned as a member of the Board of Directors of Narrowstep Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Consolidated revenues for the three months ended August 31, 2007 decreased by $282,510, or 18%, to $1,285,857 as compared to $1,568,367 for the three months ended August 31, 2006. Consolidated revenues for the six months ended August 31, 2007 increased by $163,760, or 6%, to $2,876,650 as compared to $2,712,890 for the six months ended August 31, 2006 as follows:

Narrowcasting and other revenues for the three months ended August 31, 2007 increased by $101,975, or 10%, to $1,143,955 as compared to $1,041,980 for the three months ended August 31, 2006.  Narrowcasting revenues for the six months ended August 31, 2007 increased by $680,622, or 36%, to $2,559,115 as compared to $1,878,493 for the six months ended August 31, 2006.  The increase in narrowcasting revenues resulted primarily from a net increase in customers, partially offset by sales allowances and adjustments given in the quarter.  Although narrowcasting revenues increased quarter to quarter, the rate of growth was less than in prior quarters as a result of smaller content providers churning for non-payment.  Many of these content providers are simply undercapitalized.  The Company is in the process of refocusing its sales and marketing efforts on larger, more profitable customers to whom the Company can sell a range of products and services and away from smaller content providers who have traditionally had lower margins and higher payment default rates.  Management expects that this shift in strategic focus will accelerate the Company’s revenue growth.

Production services revenues for the three months ended August 31, 2007 decreased by $384,485, or 73%, to $141,902 as compared to $526,387 for the three months ended August 31, 2006.  Production services revenues for the six months ended August 31, 2007 decreased by $516,862, or 62%, to $317,535 as compared to $834,397 for the six months ended August 31, 2006.  As previously disclosed, our strategic plan is to focus our resources on narrowscasting and to deemphasize production services as a revenue source of our business.  Consistent with this plan, revenues from this segment continue to decline as we continue to fulfill current obligations and execute on our plan to exit this business segment.

Geographical distribution of consolidated revenues:

	Six Months Ended
	August 31,	August 31,
	2007	2006	Percent
	$	$	Change
United States	431,647	320,645	35%
Europe, Middle-East and Africa	2,388,230	2,313,928	3%
Asia Pacific	38,559	59,866	-36%
Internet Sales	18,214	18,451	-1%
Total	2,876,650	2,712,890	6%

Consolidated costs and expenses for the three months ended August 31, 2007 increased by $2,697,159, or 93%, to $5,594,024 as compared to $2,896,865 for the three months ended August 31, 2006.  Consolidated expenses for the six months ended August 31, 2007 increased by $5,009,486, or 95%, to $10,264,189 as compared to $5,254,703 for the six months ended August 31, 2006 as follows:

Operating expenses includes the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation.  For the three months ended August 31, 2007 these costs were $1,361,524, a 91%, increase over the $711,085 reported in the three months ended August 31, 2006. Operating expenses for the six months ended August 31, 2007 were $2,587,315, a 128% increase over the $1,133,303 reported in

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

the six months ended August 31, 2006.  The increase resulted primarily from increased headcount to meet customer support needs in our narrowcasting business and to begin building out our internal Content Delivery Network (CDN) system.  This increase was offset in part by a reduction in production expenses.  We expect that operating expenses will continue at these higher levels for the near term as we anticipate that our CDN system will not be complete until approximately the fourth quarter of this fiscal year.  However, we expect that these expenses will begin to decrease as a percentage of total revenues as we achieve more efficiency in delivering and supporting our service offerings.

Selling, general and administrative expenses include employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help. For the three months ended August 31, 2007 these costs were $3,449,202, a 81% increase over the $1,900,687 reported for the three months ended August 31, 2006.  SG&A for the six months ended August 31, 2007 costs were $6,094,826, a 70% increase over the $3,581,250 reported for the six months ended August 31, 2006.  The increase is primarily due to increased headcount, primarily in direct sales, as we continue to build infrastructure to support a higher level of sales.  The increase also resulted from higher stock compensation expense attributable to the employment agreement entered into with our interim CEO, under which he is paid only in restricted stock and performance units.

Research & development expenses include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts.  For the three months ended August 31, 2007 these costs were $783,298, a 175% increase over the $285,093 reported for the three months ended August 31, 2006.  R&D expenses for the six months ended August 31, 2007 were $1,582,048, a 193% increase over the $540,150 reported for the six months ended August 31, 2006. The increase in research and development expenses resulted primarily from increased headcount and increased third party expenses relating to the further development and enhancement of our TelvOS system.  The increase also resulted from increased headcount to maintain the Company’s existing systems and to provide customized support for our growing customer base.  However, we expect that these expenses will begin to decrease as a percentage of total revenues as we refocus our strategic direction on larger customers where customization expenses can be spread over a higher revenue base.

Liquidity and Capital Resources

Net cash used in operating activities was $5,557,029 for the six months ended August 31, 2007, compared to $1,755,910 for the six months ended August 31, 2006. The increase in cash used in operations was due primarily to an increase in our net loss.  Our net loss for the period increased significantly for the reasons described above.

Net cash used in investing activities was $1,725,248 for the six months ended August 31, 2007, compared to $659,676 for the six months ended August 31, 2006. This increase resulted primarily from additional capital expenditures needed to build out our CDN network.

Net cash provided by financing activities was $17,034,589 for the six months ended August 31, 2007, compared to $1,352,116 for the six months ended August 31, 2006.  The increase resulted from the sale of common stock on August 8, 2007 and the issuance of the Company’s 12% mandatorily convertible notes issued March 2, 2007 as described below.

We had $10,170,561 in cash and cash equivalents available at August 31, 2007 and available bank overdraft facilities of $60,411.

We have financed our operations from inception primarily through private sales of our equity and convertible debt securities. From inception through August 31, 2007, we issued an aggregate of 125,280,977 shares of our common stock for gross proceeds of approximately $31.8 million.  In addition, we have issued warrants in connection with certain of our fundraising activities and have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions.  We have incurred significant losses since our inception and, at August 31, 2007, had an accumulated deficit of approximately $27.7 million.

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At August 31, 2007 and February 28, 2007, the overdraft facilities consisted of $20,137 and $19,600, respectively, with Barclays Bank PLC and $40,274 and $39,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on August 31, 2007 or February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays' variable base rate (which base rate was 5.25% per annum as of August 31, 2007). The interest rate on the NatWest facility is 5.75% above NatWest's variable base rate (which base rate was 5.25% per annum as of August 31, 2007). The Barclays overdraft facility was renewed on February 17, 2007.  The NatWest overdraft facility was renewed on May 31, 2007.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At August 31, 2007, our current ratio was 5.7, compared to 0.9 at February 28, 2007. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private financing from time to time.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On August 8, 2007, we closed a private financing with a number of accredited investors for the sale of common stock and warrants for a total purchase price of $10,510,000. Pursuant to the financing we sold a total of 42,040,000 shares of common stock at a purchase price of $0.25 per share. We also issued warrants to purchase an aggregate of 21,020,000 shares of common stock at an exercise price of $0.50 per share, subject to adjustment.  The warrants are exercisable at any time on or prior to August 8, 2012.  The warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In addition, the exercise price and the number of shares issuable upon the exercise of the warrants are subject to adjustment on a full-ratchet basis in the event that we issue or are deemed to have issued shares of common stock at an effective purchase price of less than $0.50 per share, subject to certain exceptions.  In the financing, we issued to the placement agents warrants to purchase an aggregate of 1,706,400 shares of common stock.  Those warrants have the same terms as the warrants issued in the financing, except that the warrants issued to the placement agents have a cashless exercise right.

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with sixteen accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000.  The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity.  The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale.  The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment.  The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days.  Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In connection with the August 8, 2007 financing, the Company’s $7,110,000 in outstanding mandatorily 12% convertible notes were automatically converted into an aggregate of 35,392,003 shares of common stock at a conversion price of $0.225 per share.

With the completion of the August financing we believe that we have sufficient working capital to fund our operations for the next twelve months.  Management will continue to pursue various financing options in order to fully fund our longer term cash requirements.  We also are making efforts to improve our financial position by reducing ongoing operating expenses and continuing to focus on increasing sales.

As of August 31, 2007, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

Six Months Ended
August 31, 2007
$
Amounts payable:
Within 12 months	180,021
Between one and two years	160,143
Between two and three years	75,400
Total future commitment	415,564
Less: finance charges allocated to future periods	(47,151)
Present Value	368,413

Off balance sheet arrangements     We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

We will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 29, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting.  For the fiscal year ending February 28, 2009, a report by our independent registered public accounting firm will be included opining on the operating effectiveness of our internal controls over financial reporting. We are exposed to increased costs associated with complying with these requirements, and will be spending management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

If we are not able to complete testing of all of our internal controls, or if during the course of our testing we identify deficiencies that we are not able to remediate in time, we and/or our independent registered public accounting firm may not be able to complete our/its respective assessments before the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to timely complete our evaluation and testing in order to allow for the assessment by our management, or if our independent registered public accounting firm cannot timely attest to our management's assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our stock price. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or with the level at which they are documented, designed, operated or reviewed, it may decline to opine on the operating effectiveness of our internal controls over financial reporting or may issue a qualified report identifying significant deficiencies and / or material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and a decline in our stock price.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the Company’s Current Report on Form 8-K filed on August 10, 2007 for certain information relating to the sale of common stock and warrants for a total purchase price of $10,510,000 and the related conversion of the Company’s previously issued mandatorily convertible notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders

(a)
The annual meeting of the shareholders of Narrowstep Inc. was held on September 28, 2007, in Princeton, New Jersey.  Shareholders representing 100,517,139, 80% of the common shares outstanding as of the August 10, 2007 record date, were present in person or represented by proxies at the meeting.

(b)	Election of Directors:

	VOTES
Nominee	For	Withheld*
David McCourt	95,426,769	5,090,370
Iolo Jones	90,833,045	9,684,094
Rajan Chopra	95,597,629	4,919,510

*Includes shares represented at the meeting by proxy where the shareholders withheld authority to vote for the indicated Director or Directors, as well as shares present at the meeting that were not voted for such Director or Directors.

(c)	In addition to the Directors elected above, Jack Whyte, and Roger Werner continue as Directors.
(d)	Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement:

	VOTES
	For	For %	Against	Against %	Abstain	Non-vote
Amend Certificate of Incorporation to clarify certain provisions relating to the terms of office of directors	95,590,119	76.3%	3,661,181	2.9%	1,265,839	24,763,838

Percentages are based on the total number of Common shares outstanding as of the record date of the meeting.

NARROWSTEP INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT 31.1	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARROWSTEP INC.

	By:	/s/ David McCourt
Dated: October 15, 2007		David McCourt
Interim Chief Executive Officer

	By:	/s/ Lisa VanPatten
Dated: October 15, 2007		Lisa VanPatten
Chief Financial Officer