Form 10QSB
period 2007-11-30
NARROWSTEP INC
filed 2008-01-14
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to________

Commission file number 333-108632

NARROWSTEP INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-1010941
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

202 Carnegie Center, Suite 101
Princeton, New Jersey 08540
United States
(Address of principal executive offices)

(609) 945-1760
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

|_| Yes |X| No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 124,944,487 shares of common stock, $0.000001 par value.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2007	February 28, 2007
	(Unaudited)
	$	$
Assets
Current assets:
Cash and cash equivalents	6,558,875	466,870
Accounts receivable, net of allowance for doubtful accounts	1,261,836	1,403,779
of $1,344,892 and $940,534, respectively
Prepaid expenses and other current assets	458,308	332,192
Total current assets	8,279,019	2,202,841
Property and equipment, net	3,118,601	1,234,557
Software development costs, net	508,213	149,080
Restricted cash – security deposit	281,790	-
Total Assets	12,187,623	3,586,478

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Unearned revenue	158,070	384,295
Accounts payable	675,367	960,580
Net obligations under capital leases, current	162,320	88,110
Accrued expenses and other current liabilities	901,573	977,948
Total current liabilities	1,897,330	2,410,933
Net obligations under capital leases, long-term	186,246	135,470
Other long term liabilities	6,237	-
Total Liabilities	2,089,813	2,546,403
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.000001 par value 450,000,000 shares authorized,	125	45
124,944,487 issued and outstanding at November 30, 2007 and
45,348,974 issued and outstanding at February 28, 2007
Additional paid-in capital	40,449,648	20,543,688
Accumulated deficit	(30,529,123)	(19,555,533)
Accumulated other comprehensive income	177,160	51,875
Total Stockholders' Equity	10,097,810	1,040,075
Total Liabilities and Stockholders' Equity	12,187,623	3,586,478

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
	$	$	$	$
Revenue
Narrowcasting and other	1,735,539	1,163,968	4,294,654	3,042,461
Production services	(20,828)	485,617	296,707	1,320,014
Total revenue	1,714,711	1,649,585	4,591,361	4,362,475
Costs and Expenses
Operating	1,516,689	713,176	4,104,004	1,846,479
Selling, general and administrative	2,322,616	2,161,159	8,417,442	5,742,409
Research & development	716,406	270,533	2,298,454	810,683
Total operating expenses	4,555,711	3,144,868	14,819,900	8,399,571
Operating Loss	(2,841,000)	(1,495,283)	(10,228,539)	(4,037,096)
Interest income (expense), net	54,674	23,005	(724,249)	108,270
Currency exchange income (loss)	(4,864)	(5,126)	(20,803)	(3,970)
Net Loss	(2,791,190)	(1,477,404)	(10,973,591)	(3,932,796)
Foreign currency translation adjustment	88,850	47,143	125,285	90,126
Comprehensive Loss	(2,702,340)	(1,430,261)	(10,848,306)	(3,842,670)

Net Loss per Common Share - Basic and Diluted	(0.02)	(0.03)	(0.14)	(0.09)
Weighted-Average Number of Shares Outstanding, Basic and Diluted	125,033,232	45,248,974	79,247,649	45,214,292

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	November 30, 2007	November 30, 2006
	$	$
Cash Flows from Operating Activities
Net loss	(10,973,591)	(3,932,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	404,358	188,975
Depreciation and amortization	676,603	407,647
Stock-based compensation expense	2,165,658	968,992
Interest on short-term investment	-	(57,609)
Fair value of options and warrants granted to third party suppliers	19,625	-
Interest on debt issuance	853,200	-
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable	(262,415)	(1,154,574)
Prepaid expenses and other current assets	(126,116)	(156,073)
Unearned revenue	(226,225)	101,575
Accounts payable, accrued expenses and other current liabilities	(355,351)	166,188
Net Cash Used in Operating Activities	(7,824,254)	(3,467,675)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,177,084)	(808,131)
Purchases of restricted cash-security deposit	(281,790)	-
Payments for software development costs	(435,688)	(116,406)
Proceeds from short-term investments	-	2,557,609
Net Cash Provided by (Used in) Investing Activities	(2,894,562)	1,633,072
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	10,094,920	1,363,333
Proceeds from exercise of stock options and warrants	-	6,250
Retirement of Narrowstep shares	(177,491)	-
Payments on capital leases	(71,716)	(54,755)
Net proceeds from issuance of debt instrument	6,950,130	-
Net Cash Provided by Financing Activities	16,795,843	1,314,828
Net Increase (Decrease) in Cash and Cash Equivalents	6,077,027	(519,775)
Effect of exchange rates on change in cash	14,978	42,450
Cash and cash equivalents at the beginning of period	466,870	2,232,854
Cash and Cash Equivalents at the End of the Period	6,558,875	1,755,529

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired under capital leases	196,702	195,426

Supplemental disclosure of non-cash financing activities:
Debt converted to equity	6,950,130	-
Interest on debt issuance paid out with common shares	853,200	-

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation.Throughout this document, Narrowstep Inc. and its subsidiaries are referred to as “Narrowstep,” “we” or the “Company.” The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. We believe that these interim condensed consolidated financial statements include all adjustments necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of the results of any other interim period or for the full year.  The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 28, 2007 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the “Company”) Form 10-KSB for such year.

Principles of Consolidation.The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing various services.  All intercompany transactions have been eliminated in consolidation.

Use of Estimates.The preparation of the interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 3.  CONVERTIBLE NOTES PAYABLE

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with a number of accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000.  The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity.  The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% of the per share price to be paid in the Company sale.  The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment.  The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days.  Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In connection with the August 8, 2007 financing, the full amount of the Notes were automatically converted into an aggregate of 35,392,003 shares of common stock at a conversion price of $0.225 per share.

NOTE 4. RELATED PARTY TRANSACTIONS

Options granted to current directors. The Company has granted to Roger Werner, a member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016.  The Company has granted to both David McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at anexercise price of $0.67 per share on June 7, 2006 which are exercisable until June 27, 2011.  All the option granted above fully vested on the date granted.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 2, 2005, the Company entered into a consultancy agreement with Roger L. Werner Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2007.

Options granted to former directors.  The Company has granted Shelly Palmer, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and are no longer exercisable. The Company has granted Peter Sidall, a former member of the Board of Directors, options to purchase 6,000 shares at an exercise price of $0.75 per share. These options were granted and vested on May 23, 2006 and were exercisable until December 31, 2007 pursuant to the terms of his separation agreement.  The Company had granted options to Cliff Webb, a former officer and Board member, options to purchase 1,000,000 shares at an exercise price of $1.20 per share.  The options were fully vested and exercisable until December 31, 2007 pursuant to the terms of his separation agreement.  The Company granted Rajan Chopra, a former member of the Board of Directors, options to purchase 300,000 shares at an exercise price of $0.80 on September 28, 2006 which were exercisable until January 7, 2008.

On May 23, 2006, the Company granted options to purchase 6,000 shares to Dennis Edmonds, a member of the Board of Directors, at an exercise price of $0.75 per share.  These options vested on the grant date and are exercisable until March 18, 2008.

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
On June 8, 2007, Narrowstep entered into an employment Agreement with David C. McCourt who was granted 1,250,000 shares of restricted stock units which vest monthly until November 30, 2007 and 2,500,000 shares of restricted stock which vest based on meeting certain performance milestones.  All the restricted stock granted to Mr. McCourt has fully vested by November 30, 2007, as determined by the Company’s Compensation Committee.  Mr. McCourt elected to issue back to the Company 366,000 shares of restricted stock with an approximate value of $177,000 to cover the taxes due on the vested restricted stock, which the Company paid for on behalf of Mr. McCourt.

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

Transactions with companies in which certain persons hold an interest.  Shelly Palmer, a former director of the Company, is the owner of a consulting company, SLP Productions Inc. Pursuant to an unwritten agreement between the parties, SLP Productions billed the Company $38,000 and $36,000 for fiscal year ending February 28, 2007 and February 28, 2006, respectively for consulting services.  For the nine months ending, November 30, 2007 no further consulting services were performed.

Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of Narrowstep Inc., is the Managing Director and a shareholder of LTR Consultancy.  Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,480 and $53,614 respectively.  Total revenue and total receivables from LTR Consultancyfor the nine months ending November 30, 2007, was $42,236 and $91,017 respectively. The total amount in receivables remained unpaid and was fully reserved for at November 30, 2007.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $33,705, for fiscal year ended February 28, 2007.  Of these fees, $6,211 was unpaid as of November 30, 2007.

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

Outdoor Channel, a Narrowstep customer, began utilizing our services in May 2007.  The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a Director of Narrowstep.  We billed Outdoor Channel, $47,169 for the nine months ended November 30, 2007 and the balance in accounts receivable at November 30, 2007 is $4,889.

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

In connection with our August 2007 financing, Mr. McCourt purchased 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for a total purchase price of $1,000,000.  In addition, Mr. McCourt entered into a lock up agreement pursuant to which he and certain entities controlled by him agreed for a period of nine months from August 8, 2007 not to sell, dispose or otherwise transfer any shares of common stock owned by them, subject to certain exceptions.

NOTE 5. CONCENTRATIONS

The largest four customers in the aggregate accounted for $769,722, or 45% of our revenues for the three months ended November 30, 2007 and approximately $1,656,458, or 36% of our revenues for the nine months ended November 30, 2007. The largest four customers in the aggregate accounted for $525,367, or 32% of our revenues for the three months ended November 30, 2006 and $1,220,661, or 28% of our revenues for the nine months ended November 30, 2006. The accounts receivable balance for the largest four customers was $547,163 as of November 30, 2007.

NOTE 6. RECLASSIFICATION

The presentation of the November 30, 2006 condensed consolidated statement of operations and comprehensive loss has been reclassified to conform to the November 30, 2007 presentation.

NOTE 7. SUBSEQUENT EVENTS

On December 18, 2007, Narrowstep Inc. received the resignations of Iolo Jones and Dennis Edmonds as members of the Company’s Board of Directors.  At the time of Mr. Edmonds resignation, he also served on the Audit Committee and the Compensation and Corporate Governance Committee of the Board.

On December 18, 2007, the Compensation and Corporate Governance Committee granted and vested 1,250,000 restricted shares to Davd C. McCourt pursuant to Mr. McCourt’s employment agreement with the company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

For ease of reading, Narrowstep Inc. is referred to as “Narrowstep,” “we” or the “Company” throughout this document and the names of the particular subsidiaries providing the services generally have been omitted. Narrowstep is a holding company whose subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing distribution services and equipment. You should read this discussion in conjunction with the interim condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-KSB for the year ended February 28, 2007.

Consolidated revenuesfor the three months ended November 30, 2007 increased by $65,126, or 4%, to $1,714,711 as compared to $1,649,585 for the three months ended November 30, 2006. Consolidated revenues for the nine months ended November 30, 2007 increased by $228,886, or 5%, to $4,591,361 as compared to $4,362,475 for the nine months ended November 30, 2006 as follows:

Narrowcasting and other revenuesfor the three months ended November 30, 2007 increased by $571,571, or 49%, to $1,735,539 as compared to $1,163,968 for the three months ended November 30, 2006.  Narrowcasting revenues for the nine months ended November 30, 2007 increased by $1,252,193, or 41%, to $4,294,654 as compared to $3,042,461 for the nine months ended November 30, 2006.  The increase in quarter-to-date and year-to-date revenue resulted primarily from the addition of new customers while focusing on retaining its larger and more profitable customers.  Narrowcasting revenue for the nine months ended November 30, 2007 from U.S. customers increased by 29% compared to the nine months ended November 30, 2006 as the Company continues to focus and build that market.

Production services revenuesfor the three months ended November 30, 2007 decreased by $506,445, or -104%, to ($20,828) as compared to $485,617 for the three months ended November 30, 2006.  Production services revenues for the nine months ended November 30, 2007 decreased by $1,023,307, or -78%, to $296,707 as compared to $1,320,014 for the nine months ended November 30, 2006.   Production service revenue for the quarter end were negative due to billing adjustments that were not offset by any revenue for the quarter. Our strategic plan is to focus our resources on narrowcasting and to deemphasize production services as a revenue source of our business.  Consistent with this plan, revenues from this area continue to decline as we continue to fulfill current obligations and execute on our plan to exit this business area.

Geographical distribution of consolidated revenues:

(Unaudited)	Nine Months Ended
	November 30, 2007	November 30, 2006	Percent
	$	$	Change
United States	671,467	519,562	29%
Europe, Middle-East and Africa	3,789,082	3,622,617	5%
Asia Pacific	109,908	201,108	-45%
Internet Sales	20,904	19,188	9%
Total	4,591,361	4,362,475	5%

Consolidated costs and expensesfor the three months ended November 30, 2007 increased by $1,410,843, or 45%, to $4,555,711 as compared to $3,144,868 for the three months ended November 30, 2006.  Consolidated expenses for the nine months ended November 30, 2007 increased by $6,420,329, or 76%, to $14,819,900 as compared to $8,399,571 for the nine months ended November 30, 2006 as follows:

Operating expensesincludes the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation.  For the three months ended November 30, 2007 these costs were $1,516,689, a 113%, increase over the $713,176 reported in the three months ended November 30, 2006. Operating expenses for the nine months ended November 30, 2007 were $4,104,004, a 122% increase over the $1,846,479 reported in the nine months ended November 30, 2006.  The increase resulted primarily from increased headcount to meet customer support needs in our narrowcasting business and to complete the build out of our internal Content Delivery Network (CDN) system.  This increase was offset in part by a reduction in production expenses.  The Company has recently made various cuts in its operating expenses as a result of streamlining the sales support process.  This reduction will be reflected gradually over the next two quarters.

Selling, general and administrative expensesinclude employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help. For the three months ended November 30, 2007 these costs were $2,322,616, a 7% increase over the $2,161,159 reported for the three months ended November 30, 2006.  SG&A for the nine months ended November 30, 2007 costs were $8,417,442, a 47% increase over the $5,742,409 reported for the nine months ended November 30, 2006.  The increase is primarily due to increased headcount, primarily in direct sales.  The increase also resulted from higher stock compensation expense attributable to the employment agreement entered into with our interim CEO, under which he is paid only in restricted stock and performance units.  The Company has recently made various headcount reductions in selling and administration personnel as a result of reorganizing and consolidating some positions. The head count reduction contributed to an increase in severance expense during the quarter.  However, the salary reduction associated with the decrease in headcount will be reflected gradually over the next two quarters.

Research & development expensesinclude employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts.  For the three months ended November 30, 2007 these costs were $716,406, a 165% increase over the $270,533 reported for the three months ended November 30, 2006.  R&D expenses for the nine months ended November 30, 2007 were $2,298,454, a 184% increase over the $810,683 reported for the nine months ended November 30, 2006. The increase in research and development expenses resulted primarily from increased headcount and increased third party expenses relating to the further development and enhancement of our TelvOS system.  The increase also resulted from increased headcount to maintain the Company’s existing systems and to provide customized support for our growing customer base.  However, we expect that these expenses will begin to decrease as a percentage of total revenues as we refocus our strategic direction on larger customers where customization expenses can be spread over a higher revenue base.  We should also see further reductions in the coming quarters as existing projects are completed.

Liquidity and Capital Resources

Net cash used in operating activitieswas $7,824,254 for the nine months ended November 30, 2007, compared to $3,467,675 for the nine months ended November 30, 2006. The increase in cash used in operations was due primarily to an increase in our net loss.  Our net loss for the period increased significantly for the reasons described above.

Net cash used in investing activitieswas $2,894,562 for the nine months ended November 30, 2007, compared to net cash provided by investing activities of $1,633,072 for the nine months ended November 30, 2006. This increase resulted primarily from additional capital expenditures needed to build out our CDN network and an increase in software development costs for the TelvOS system offset by the redemption of a short-term investment in the prior year.

Net cash provided by financing activitieswas $16,795,843 for the nine months ended November 30, 2007, compared to $1,314,828 for the nine months ended November 30, 2006.  The increase resulted from the sale of common stock on August 8, 2007 and the issuance of the Company’s 12% mandatorily convertible notes issued March 2, 2007 as described below.

We had $6,558,875 in cash and cash equivalents available at November 30, 2007 and available bank overdraft facilities of $62,111.

We have financed our operations from inception primarily through private sales of our equity and convertible debt securities. From inception through November 30, 2007, we issued an aggregate of 124,944,487 shares of our common stock for gross proceeds of approximately $31.8 million.  In addition, we have issued warrants in connection with certain of our fundraising activities and have granted options and issued shares in lieu of cash in payment to third parties for services rendered and in connection with the acquisition of Sportshows Television, Ltd. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions.  We have incurred significant losses since our inception and, at November 30, 2007, had an accumulated deficit of approximately $30.5 million.

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank's customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At November 30, 2007 and February 28, 2007, the overdraft facilities consisted of $20,704 and $19,600, respectively, with Barclays Bank PLC and $41,407 and $39,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on November 30, 2007 or February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays' variable base rate (which base rate was 5.25% per annum as of November 30, 2007). The interest rate on the NatWest facility is 5.75% above NatWest's variable base rate (which base rate was 5.25% per annum as of November 30, 2007). The Barclays overdraft facility was renewed on February 17, 2007.  The NatWest overdraft facility was renewed on October 10, 2007.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At November 30, 2007, our current ratio was 4.4, compared to 0.5 at February 28, 2007. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private financing from time to time.

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

On March 2, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with a number of accredited investors (the “Investors”) for the sale of its 12% Mandatorily Convertible Notes (the “Notes”) and Warrants (the “Warrants”) for a total purchase price of $7,110,000.  The Notes, which mature on March 2, 2009, bear interest at 12% per annum, payable at maturity.  The Notes will mandatorily convert at a 10% discount into the securities issued by the Company in any subsequent private placement that results in gross proceeds to the Company of at least $3,000,000 or, in the event of a sale of the Company prior thereto, shares of common stock valued at a discount of 10% to the per share price to be paid in the Company sale.  The Warrants are exercisable at any time on or prior to March 2, 2012 for an aggregate of 3,555,000 shares of common stock at an exercise price of $0.60 per share, subject to adjustment.  The Company has the right to force the cash exercise of the Warrants if the common stock trades at or above $1.80 per share for at least 20 consecutive trading days.  Both the Notes and the Warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company.  In connection with the August 8, 2007 financing, the full amount of the Notes was automatically converted into an aggregate of 35,392,003 shares of common stock at a conversion price of $0.225 per share.

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

As of November 30, 2007, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below (unaudited):

November 30, 2007
$
Amounts payable:
Within 12 months	188,207
Between one and two years	148,814
Between two and three years	52,471
Total future commitment	389,492
Less: finance charges allocated to future periods	(40,926)
Present Value	348,566

Off balance sheet arrangements     We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

We will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, beginning with our fiscal year ending February 29, 2008, we will be required to include in our annual report on Form 10-KSB a management assessment of the effectiveness of our internal controls over financial reporting.  For the fiscal year ending February 28, 2010, a report by our independent registered public accounting firm will be included opining on the operating effectiveness of our internal controls over financial reporting. We are exposed to increased costs associated with complying with these requirements, and will be spending management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. In addition, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

If we are not able to complete testing of all of our internal controls, or if during the course of our testing we identify deficiencies that we are not able to remediate in time, we and/or our independent registered public accounting firm may not be able to complete our/its respective assessments before the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to timely complete our evaluation and testing in order to allow for the assessment by our management, or if our independent registered public accounting firm cannot timely attest to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our stock price. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or with the level at which they are documented, designed, operated or reviewed, it may decline to opine on the operating effectiveness of our internal controls over financial reporting or may issue a qualified report identifying significant deficiencies and / or material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and a decline in our stock price.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting of Stockholders.

(a)            The annual meeting of the stockholders of Narrowstep Inc. was held on September 28, 2007, in Princeton, New Jersey. Stockholders representing 100,517,139, or 80%, of the common stock outstanding as of the August 10, 2007 record date were present in person or by proxy.

(b)            Election of Directors:
                 VOTES
Nominee	For	%	Withheld*	%
Rajan Chopra	95,597,629	95.1	4,919,510	4.9
David McCourt	95,426,769	94.9	5,090,370	5.4
Iolo Jones	90,833,045	90.4	9,684,094	9.6

*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting that were not voted for such director or directors.

(c)            In addition to the Directors elected above, Dennis Edmonds, Roger Werner and Jack Whyte continued as directors after the annual meeting. Messrs. Chopra, Edmonds and Jones have since resigned as directors of the Company.

(d)            Holders of common stock voted at this meeting on the following matter, which was set forth in our proxy statement.

	For	%[1] For	Against	%[1] Against	Abstain	%[1] Abstain
Amend Certificate of Incorporation[2] to clarify certain provisions concerning the election of directors.	95,590,119	76.3	3,661,181	2.9	1,265,839	1.0

1 Percentages are based on the total common stock voted.
2 Percentages are based on the total common stock outstanding. Approval of this proposal required a seventy five percent majority of the outstanding shares of Narrowstep common stock.

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

NARROWSTEP INC.

	By:	/s/ David McCourt
Dated: January 14, 2008		David McCourt
Interim Chief Executive Officer

	By:	/s/ Lisa VanPatten
Dated: January 14, 2008		Lisa VanPatten
Chief Financial Officer