Form 10KSB
period 2008-02-29
NARROWSTEP INC
filed 2008-06-16
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File No. 333-108632

NARROWSTEP INC. (Name of small business issuer in its charter)

Delaware	33-1010941
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

116 Village Boulevard, Suite 200 Princeton, New Jersey 08540 (Address of principal executive offices)

(609) 951-2221 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the issuer is a shell company (as defined under Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Issuer’s revenues for the year ended February 29, 2008: $5,845,733

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer on June 9, 2008, based on the average of the closing bid and asked price of the issuer’s Common Stock on such date as reported on the OTC Bulletin Board, was $0.06

At February 29, 2008, 137,561,227 shares of the issuer’s Common Stock, par value $0.000001 per share, were outstanding.

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

NARROWSTEP INC.

Form 10-KSB
For the Fiscal Year Ended February 29, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon significant customers, inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors” and elsewhere in this report.

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

Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption “Item 1A—Risk Factors” in this report, our financial statements and the related notes thereto in this report, and other documents we file from time to time with the Securities and Exchange Commission.

PART I

Item 1. Description of Business

General

Our company is a pioneer in the field of internet-based video content delivery. Our objective is to provide world class tools to content owners, best of breed tools to the internet television viewer, and to move video around the globe efficiently and effectively utilizing our own content delivery network. Our proprietary operating system, which we have termed the Television Operating System - TelvOS, provides comprehensive delivery of video content and television-like programming to mobile, wireless, internet, broadband and broadcast services. Our system provides a platform to enable owners and users of video content to reach specific audiences by “narrowcasting” – targeting delivery of specific content to interested groups. Narrowcasting provides new business opportunities for content providers to build commercial channels by creating a new model for delivering content. In addition to enabling delivery of content, our company’s platform enables our clients to commercialize video-based content. This can be achieved through directed advertising, sponsorship, pay-per-view, subscription, and/or e-commerce.

Recent Developments

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Onstream Media Corporation, a Florida corporation (“Onstream”), Onstream Merger Corp., a newly formed Delaware corporation and a wholly owned subsidiary of Onstream (“Merger Sub”) and W. Austin Lewis IV, as stockholder representative for our stockholders. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Onstream will acquire our company by means of a merger of Merger Sub with and into our company (the “Merger”), with our company continuing as the surviving corporation and a wholly-owned subsidiary of Onstream after the Merger (the “Surviving Corporation”).

Pursuant to the Merger Agreement, at the effectiveness of the Merger (the “Effective Time”), each outstanding share of our common stock, other than shares held by our stockholders who have perfected their appraisal rights under Delaware law, shares held by Onstream and shares held by any of our subsidiaries (collectively, the “Shares to be Converted”), will be converted into (i) shares of Onstream common stock, par value $0.0001 per share (“Onstream Common Stock”) based on an exchange ratio determined as described below and (ii) one contingent value right (a “Contingent Value Right”) having terms and conditions described below. Onstream Common Stock and Contingent Value Rights issued in respect of our common stock subject to certain restricted stock awards will be subject to any vesting conditions contained in such awards.

The aggregate number of shares of Onstream Common Stock issuable in the Merger in exchange for the Shares to be Converted will be the greater of (i) the sum of (A) two (2) times Annualized Company Revenue (as defined in the Merger Agreement) and (B) the greater of (1) the amount of our cash and cash equivalents immediately prior to the Effective Time and (2) 1,500,000 and (ii) 10,500,000. The exchange ratio will be the amount determined as described in the prior sentence divided by the Shares to be Converted (the “Exchange Ratio”).

The final Exchange Ratio will be determined based on our consolidated revenues for the quarter ended May 31, 2008 (as adjusted pursuant to the terms of the Merger Agreement) and may not be known prior to the Effective Time. Accordingly, the Merger Agreement provides that the Shares to be Converted will receive an aggregate of 10,500,000 shares of Onstream Common Stock (the “Minimum Exchange Ratio”) upon consummation of the Merger. In the event that the final Exchange Ratio exceeds the Minimum Exchange Ratio, former holders of Shares to be Converted will receive additional shares of Onstream Common Stock within 30 days after the final determination of the Exchange Ratio. No assurance can be given that the Exchange Ratio will exceed the Minimum Exchange Ratio.

In the Merger, outstanding shares of our Series A Preferred Stock will be converted into an aggregate of 600,000 shares of Onstream Common Stock.

In connection with the Merger, the Surviving Corporation will assume our obligations under our outstanding warrants. From and after the Merger, except as summarized below, holders of warrants will have the right to exercise their warrants for a number of shares of Onstream Common Stock and at exercise prices appropriately adjusted to give effect to the greater of the Exchange Ratio and the Minimum Exchange Ratio. Holders of warrants to acquire an aggregate of 22,726,400 shares of our Common Stock issued by us in August 2007 (the “2007 Warrants”) will have the right to exercise their 2007 Warrants for cash only for an aggregate of 1,000,000 shares of Onstream Common Stock at an exercise price of $3.50 per share. In the event that any of the warrants are exercised prior to the Final Exercise Date (as defined in the CVR Agreement referenced below), an exercising holder will also be entitled to receive Contingent Value Rights in an amount equal to the number of Contingent Value Rights such holder would have received had its warrants been exercised immediately prior to the Effective Time. In connection with the Merger Agreement, we have entered into an Amendment and Waiver Agreement with holders of a majority of the 2007 Warrants (the “Amendment and Waiver Agreement”) pursuant to which such holders, on behalf of themselves and all other holders of the 2007 Warrants, agreed to amend the terms of the 2007 Warrants as provided above and to waive certain antidilution and other rights.

The Contingent Value Rights will be issued pursuant to the terms of a Contingent Value Rights Agreement to be entered into among Onstream, Mr. Lewis as the CVR Representative and Interwest Transfer Co., as Rights Agent, in the form attached to the Merger Agreement (the “CVR Agreement”). Pursuant to the terms and subject to the conditions set forth in the CVR Agreement, the Contingent Value Rights will be converted into shares of Onstream Common Stock in the event that our company reaches certain revenue targets for the initial 12-month and subsequent 6-month periods following the Merger; provided, however, that the maximum number of shares of Onstream Common Stock issuable in the Merger, including those pursuant to the Contingent Value Rights and the conversion of our Series A Preferred Stock, will not exceed 20,000,000. The number of shares of Onstream Common Stock issuable upon the conversion of each Contingent Value Right will depend on a number of factors, including our business meeting the revenue targets set forth in the CVR Agreement and the number of warrants, if any, exercised prior to the final determination of the consideration, if any, to be paid pursuant to the CVR Agreement. The conversion of Contingent Value Rights into Onstream Common Stock will occur in two stages, shortly following the final determination of whether the initial 12-month and subsequent 6-month targets have been met.

The Contingent Value Rights will not be transferable by the holders thereof except by operation of law in limited circumstances. We do not expect a market to develop for the Contingent Value Rights. No assurance can be given that the Contingent Value Rights will result in the issuance of additional shares of Onstream Common Stock.

The Merger Agreement contains customary representations and warranties of our company, Onstream and Merger Sub. The Merger Agreement also contains customary covenants, including covenants regarding operation of our business and our subsidiaries prior to the closing of the Merger.

In addition, we have agreed to use our commercially reasonable efforts to operate our business in accordance with a restructuring plan attached as an exhibit to the Merger Agreement (the “Restructuring Plan”), which is designed to significantly reduce or eliminate substantial costs related to our facility leases, selling, general and administrative expenses, public company and headquarters costs, and other professional fees and services. Specifically, the Restructuring Plan is a transitional business plan that we will follow until the close of the Merger. The Restructuring Plan includes a detailed four month cash operating budget for our business beginning June 2008. The budget consists of a breakdown of our cash proceeds from customer receivables, equipment sales and additional investments and a breakdown of various cash operating expenses and other cash payments paid out by us. The Restructuring Plan also lists certain of our employees and contractors that will be terminated prior to the closing of the Merger as well as certain employees that will enter into one-year employment contracts with us effective upon the closing of the Merger. We are responsible for the funding of all salaries and benefits for the terminated employees and consultants, as well as the cost of any severance, termination penalties and fees, from pre-closing cash. The Restructuring Plan further sets forth an approval process that we will follow for travel, telephone, communication and other various operating expense purchases. The Restructuring Plan also requires that we send our weekly reports, such as accounts receivable, payroll and accounts payable, to Onstream for review at least three days prior to payment. Pursuant to the Restructuring Plan, we may not enter into any contracts, hire any new employees or make any purchases greater than $1,000.00 without first obtaining Onstream’s approval. The Restructuring Plan also effects a reorganization of management in that certain of our departments are required to report to the senior manager of the equivalent department at Onstream. The Restructuring Plan also requires that, at the closing of the Merger, our current assets (excluding cash) will exceed our current liabilities, as determined on a basis consistent with our previously issued financial statements. Lastly, the Restructuring Plan states that proceeds from the sale of our equipment (as set forth in the operating budget described above) will be limited to equipment located at our California POP (Point of Presence) located in our internal content delivery network (CDN), which was shut down during April 2008.

In connection with the conditions to closing set forth in the Merger Agreement, we have entered into subscription agreements (the “Subscription Agreements”) with three of our major stockholders, including Mr. Lewis and David C. McCourt, our Chairman and Interim Chief Executive Officer. Under the Subscription Agreements, the three stockholders agreed to purchase immediately prior to the Merger shares of a to-be-established Series A Preferred Stock at a purchase price of $100,000 per stockholder. In connection therewith, each such stockholder is expected to receive 10,000 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock will be entitled to such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefore (no such dividends are expected to be paid under the terms of the Restructuring Plan), will not have any voting rights (except to the extent required by applicable law), will have no right to convert the Series A Preferred Stock into shares of our common stock or any other of our securities and will have no right to force our redemption or repurchase of the Series A Preferred Stock. It is expected that we will file a certificate of designations establishing the terms of the Series A Preferred Stock with the Secretary of State of Delaware shortly prior to the closing of the Merger. The sale of the Series A Preferred Stock pursuant to the Subscription Agreements is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The Merger is subject to customary closing conditions, including obtaining the approval of our and Onstream’s stockholders. The Merger Agreement may be terminated under certain specified events, including by either Onstream or us if the Effective Time has not occurred on or prior to October 31, 2008. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $377,000 to Onstream. Both we and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement. Pursuant to the Voting Agreements, the holders of approximately 35% of our common stock presently outstanding and approximately 42% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

Market Overview

We believe that the market for viewing video content over the internet is rapidly expanding. For example, when Oprah.com began hosting an online, interactive class called “A New Earth,” more than 500,000 simultaneous viewers were tuned in for the first 90-minute episode as reported on Oprah.com. Traditional print sites such as CNNMoney.com have also added broadband video content. In addition, large US networks currently put their most popular television shows on websites for viewers who are unable to tune in at the scheduled time on television. Popular shows, such as “Lost” or “Desperate Housewives,” can all be seen on ABC’s website.

At the same time, rapid improvement has been made in video delivery. Content is now being encoded at various bit rates up to and as high as 2MB in order to deliver an HD like viewing experience. Video now can also be delivered on mobile and wireless networks.

This transformation has also resulted from the addition of community tools and various other technological capabilities that take advantage of the internet and its community based environment. Video delivery over the internet has created such a unique user experience that it has surpassed traditional television. This has also translated in how marketing and advertisers will spend their budgets. According to Nielsen Online, January 2008 the Top 10 Online Video Brands where, YouTube, Fox Interactive Media, Yahoo!, Nickelodeon, MSN/Windows Live, Disney Online, Turner Entertainment, ESPN, Google and Veoh. YouTube had 2.6 Billion streams with over 66 million unique viewers. Overall online video usage in January 2008, produced 6.0 billion video streams averaging 51.3 streams per viewer. Another interesting statistic is that the time spent viewing per viewer was 124.4 minutes during the month. Not only are more and more users viewing video content online, but we are also seeing a trend that viewers are spending a longer period of time viewing content online. Instead of clicking through page to page, viewers are watching a video clip that can be as short as five minutes to as long as a full movie of 90 minutes. These viewing statistics are very interesting facts for any advertiser and as a result, we are seeing marketing dollars shifting from television to video distributed on the web.

Our company was formed to provide content delivery solutions through an internet-based delivery solution. Our platform allows content owners to manage their content and publish it on the web. We host the video content on our servers and use our internal content delivery network to distribute our customer video on the internet. Our platform also has additional functionality that gives the content owner the ability to monetize their content via subscription or with banner and video advertisements. It is also flexible enough to integrate many of the popular community tools that web sites have been incorporating today.

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

Products and Services

We provide a range of products and services based on our core technology platform, TelvOS. This is a comprehensive video and audio management and play-out system. It facilitates making video and audio content available as a live stream, distributing images of live events over the network, as highlights, or video on demand, as searchable content from an archive, and as a 24 x 7 stream, like television. A video stream is not downloaded to the viewer’s computer; rather it is made available as a continuously playing service, similar to traditional broadcast television. Additionally, video can be offered for download with integrated digital rights management.

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

The Narrowstep family of products and services consists of the following:

          TelvOS - Core System

The TelvOS Core System is a complete platform for the management and play-out of rich media over the Internet and other IP networks. The TelvOS Core System includes a content management system to manage, search, and publish rich media assets. Content can be uploaded automatically or manually in any common computer audio, video or streaming format and then managed with full metadata support. Metadata provides detailed descriptions of the content and attaches details such as the length, category and copyright owner. Channel owners can create video sequences for play-out including advertising, station identifications and content trailers, along with the programming content. The content can be made available to viewers as a live, ‘as it happens’ service, as video on demand, via an archive and search function, and as scheduled programming streams in the Narrowstep Player. The TelvOS Core System features control over in which territories the content is made available provides full security and digital rights management control and can include advertising and sponsorship support, along with pay-per-view and subscription payment packages. Once prepared, the content can be made available to mobile, wireless, broadband and broadcast networks. This system enables customers to build and manage video channels over multiple media outlets. The TelvOS Core System provides detailed statistics on all elements of the system’s performance, from the number of unique viewers to the length of time the channel was watched and the number of advertisements delivered.

TelvOS provides clients with a complete suite of content management tools. Content can be uploaded automatically or manually in any common computer audio, video or streaming format and then managed with full metadata support. A statistics function delivers real time intelligence on the number of viewers, data transferred and even the proportion of the data viewed or listened to. In addition, a detailed search engine supports the retrieval of content from the archive. TelvOS also allows clients to determine how and when to make the content available to viewers. Our technology enables clients to control where the content is available, provides full security and digital rights management control and can include advertising and sponsorship support, along with pay-per-view, subscription and microcharging options. Clients can use TelvOS to make video and audio content available as a live stream, to distribute live event coverage, to play highlights, to provide video on demand, to enable viewers to obtain searchable content from an archive, and to provide continuous play video 24 hours per day, similar to broadcast and cable television.

Our system enables clients to fully commercialize broadband video distribution by providing complete control and management of advertising content. With TelvOS AdServer or through our integration with 3rd party advertising platform provider Atlas Ad Solutions, clients can upload, store and manage advertisements, infomercials and sponsored programs. Advertising campaigns can be constructed in real time by defining the required profile of the target audience and selecting how many views of the advertisement - called ad impressions - are desired by the advertiser.

The Narrowstep Player provides the graphic user interface for viewers to access and control content from TelvOS. During a viewer’s initial connection, the Narrowstep Player automatically runs a bandwidth check to detect the viewer’s connection, device and platform and then provides the content in a format and size, and at a data rate most appropriate for the viewer. The Narrowstep Player then provides the viewer with controls over the video content being displayed, including the ability to select between live content, scheduled content, on demand content and content in the video or audio archive. Where a pay-per-view or subscription model is deployed the Narrowstep Player enables the viewer to pay for the content. Narrowstep Players can be embedded into an existing website or application, thus extending the reach of the channel through third party web site syndication.

          Player 2.7

Player 2.7 is the newest version of the Narrowstep Player. Player 2.7 offers the benefit of Microsoft’s Windows Media high-quality streaming and digital rights management while providing play-out on various operating systems and browsers including Mac, Safari, and Firefox using Microsoft’s Silverlight technology. Additionally, Player 2.7 offers a rich, graphical user interface with community tools for viewers including rating engines, send-to-a friend, and user play-list and sharing capabilities. Any number of our monetization tools may be easily integrated with Player 2.7 so that content owners are able to monetize their content using video-on-demand, pay-per-view, subscription, advertising, sponsorship and/or e-commerce models.

          AdServer and Atlas Ad Solutions

We currently run two ad-serving platforms to enable the commercialization of broadband video distribution by providing complete control and management of advertising content. Our legacy platform, AdServer, allows clients to upload, store and manage advertisements, infomercials and sponsored programs. Advertising campaigns can be constructed in real time by defining the required profile of the target audience and selecting how many views of the advertisement, called “ad impressions”, are desired by the advertiser as well as bidding terms. Advertisements are then automatically played out matching the viewer profile to the available campaigns while maximizing the advertising revenue for the channel. Our newly integrated Atlas Ad Solutions provides an enterprise-class advertising platform allowing for superior campaign management, including features such as automated companion video/banner ad playout, advanced configurations, and reporting capabilities which are industry renown and verified. Our Atlas integrated platform is ideal not only for content owners who leverage their own advertising sales force in conjunction with the automated advertising inventory of a third-party ad network, it is also an easy solution for those content providers who want to deliver banner and video advertising using just a third-party ad network alone.

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

          NCoder

NCoder is an encoding hardware solution that provides direct encoding capability for video content and attaches to a client’s edit machine or network. Video files are placed in an upload file folder on the nCoder by the client and the files are compressed into all the selected formats, sizes and data rates required and then uploaded into the client’s TelvOS account. The nCoder is offered in 2 tiers, nCoder and nCoder Pro. The nCoder Pro includes faster encoding up to real time feeds in multiple data formats.

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

Portal Development. We offer custom website development to build video-optimized sites that are designed to engage a viewer community and monetize video libraries and streaming. Our video portal solution offers everything from the full-video player solution to integrated media, enhanced monetization tools, search engine optimization, RSS, and web community functionality including chat, discussion boards, voting, viral marketing, upload, to a fully outsourced, managed portal solution complete with business planning, marketing, and sponsorship activities.

Customer Service & Support: For our Internet TV channels, we provide 24x7 email and phone support as it pertains to the TelvOS System.

Our Content Delivery Network (CDN)

Our platform is generally deployed under an application service provider model. Clients and partners are provided with logins and we control the applications and the platform they run on. Our platform and all of our products are operated on our servers; under certain circumstances, we will install a copy of the server within a client’s network. This is most likely to happen with internet service providers and telecom partners.

Our technology has been designed and engineered to be scalable and replicable. When a client uploads a file to any Narrowstep server, this file is replicated to every server on the network, unless otherwise configured. Our network is currently capable of handling approximately 5,000 simultaneous users.

We operate our core technology platform on top of our content delivery network or “CDN”, which is hosted by some of the world’s leading internet service providers. We have points of presence or “POP” locations with each of Teleglobe and Interoute in London and Interoute in New York.

Sales and Marketing

To date, we have sold and marketed our services largely through direct approaches to potential clients. More recently, many sales leads have been generated by word of mouth, via our web site and by attending and presenting at various industry trade shows. As of February 29, 2008, we had six full-time sales and marketing employees.

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

We plan to concentrate primarily on the following marketing techniques in the coming year:

•	Direct sales - by our in-house sales team;

•	Channel sales - building a network of resellers for our products;

•	Public relations - attracting increased media coverage for our business;

•	Trade shows - exhibiting at key trade shows in Europe and the United States; and

•	Marketing materials - updating our literature, website and general marketing materials to more effectively promote our business, products and services.

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

Competition

The internet video distribution market is highly competitive and subject to changing technology and market dynamics. We believe the principal competitive factors in our market include:

•	ability to provide a complete solution;

•	content management capabilities;

•	enabling clients to monetize content;

•	quality of video stream; and

•	service reliability.

We believe we compete effectively in all of these areas. TelvOS enables us to provide clients with a user friendly complete end-to-end content management and delivery system whereas many of our competitors specialize on only one particular part of the video delivery process. For example, certain of our competitors focus on player design and build but do not provide tools for the direct control of content delivery. Others focus on advertising and syndication without addressing clients’ need to manage digital rights, content registration, and content delivery. In addition to TelvOS, we provide a number of complementary services, including channel and player set up and customization, production services and consulting services. These service offerings allow us to offer complete turn-key solutions to our clients.

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

Government Regulation

Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the internet. Although we are able to control the distribution of content on a territorial basis, such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional costs for us in order to comply with such regulation.

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

In addition to potential legislation from local, state, federal and foreign governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the internet;

•	create uncertainty in the marketplace that could reduce demand for our services;

•	increase our cost of doing business;

•

expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our websites or distributed or accessed through our services, with our provision of services, and with the features or performance of our websites;

•	lead to increased development costs or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

Employees

As of February 29, 2008, we had a total of 45 employees of whom 18 were in operations, six in sales & marketing, nine in administration, and 12 in research & development. To date, we have been successful in recruiting and hiring individuals with the desired skills and experience.

None of our employees are represented by labor unions and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Relating to Our Business

We have a brief operating history which makes it difficult to evaluate our business and predict our success.

Our company was incorporated as a start-up business on May 9, 2002. As a result, we have a brief operating history upon which to evaluate our business and prospects. Our historical results of operations are limited, so they may not give an accurate indication of our future results of operations or prospects. We are in an early stage of operations and we face risks and uncertainties relating to our ability to successfully implement our business strategy. Our prospects must be considered in light of these risks and the expenses and difficulties frequently encountered in new and rapidly evolving businesses, such as internet-based video content. These difficulties can include:

•	commercializing new technology;

•	educating the market;

•	finding early adopters;

•	getting large customers to try the product;

•	increasing system capacity;

•	developing and enhancing software products with limited resources;

•	hiring and maintaining key employees with the correct skills;

•	the time and effort needed to market the company and products;

•	building infrastructure to support future growth;

•	setting up and working effective channels of distribution; and

•	capital raising to fund operations through to break even.

We may not be successful in meeting the challenges we face. If we are unable to do so, our business will not be successful and the value of our common stock will decline.

The Merger Agreement and related transactions, regardless of whether they are ultimately consummated, have presented and will continue to present our company with certain risks and uncertainties, and impose on us and our business and operations certain restrictions and required actions. In addition, as we are currently operating our business in accordance with the Restructuring Plan, in the event the Merger Agreement is not consummated, we may not be able to continue as a going concern.

Pursuant to the Merger Agreement, we have agreed to operate our business in accordance with the Restructuring Plan. The Restructuring Plan requires that we take certain material actions prior to the effectiveness of the Merger, including termination of a number of our employees including most members of senior management, elimination of certain agreements and other arrangements and significant curtailment of our operations and expenses both to eliminate potential duplication with Onstream and in anticipation of becoming a subsidiary of Onstream. Our compliance with the Restructuring Plan will effectively eliminate our ability to operate as a stand-alone business. In the event that the Merger is not consummated, it would be difficult, time-consuming and capital intensive to create the infrastructure necessary to operate our business on a stand-alone basis. In addition, as described in the below risk factor, even if we comply with the Restructuring Plan, the Merger may not be consummated. For a more complete discussion regarding the Merger and the Restructuring Plan, see “Item 1. Description of Business—General —Recent Developments.”

We cannot assure you that the Merger Agreement and related transactions will be consummated within the expected timeframe or at all and if the Merger is not consummated it is unlikely that our company will be able to continue as a going concern.

The consummation of the Merger is subject to certain closing conditions, including:

•	the approval of our shareholders;

•	the approval of Onstream’s shareholders,

•

the declaration by the Securities and Exchange Commission of the effectiveness of a registration statement registering the offer and sale of Onstream common stock to be issued to our shareholders in the Merger;

•	the accuracy of our representations and warranties and our compliance with covenants, each as contained in the Merger Agreement, and

•	the failure of a “material adverse effect” with respect to our business to occur between the date of the Merger Agreement and the time of closing.

We cannot assure you that such closing conditions will be satisfied and that the Merger will be consummated in a timely manner or at all. The failure to consummate the Merger would likely have a material adverse effect on our business, results of operation and financial condition. Moreover, in the event of such failure it is unlikely that we would be able to continue as a going concern. We would need to raise a significant amount of capital to attempt to operate on a stand-alone basis and we can provide no assurances that we would be able to raise such capital on terms acceptable to us or at all.

We have a history of losses, are not currently profitable and anticipate future losses.

Our operating losses have exceeded our revenue in each quarter since inception. We had an accumulated deficit of approximately $34.2 million as of February 29, 2008 and $19.5 million for the fiscal year ended February 28, 2007. Although our revenues have grown significantly since 2002, this growth may not be sustainable or indicative of future results of operations. Although we are now operating our business pursuant to the Restructuring Plan, which is intended to reduce costs and operating losses, we cannot be certain when we will operate profitably, if ever. See “Risk Factors—Risks Relating to Our Business— The Merger Agreement and related transactions, regardless of whether they are ultimately consummated, have presented and will continue to present our company with certain risks and uncertainties, and impose on us and our business and operations certain restrictions and required actions. In addition, as we are currently operating our business in accordance with the Restructuring Plan, in the event the Merger Agreement is not consummated, we may not be able to continue as a going concern.”

In the event that the Merger Agreement is terminated, we will need to obtain additional capital in the future, and if we are unable to do so on acceptable terms, or at the appropriate time, we may not be able to continue to develop and market our products and services, or even to continue as a going concern.

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

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their report accompanying our financial statements for the fiscal year ended February 29, 2008 that we have reported significant losses from operations and require additional financing to fund future operations and stated that those conditions raised substantial doubt about our ability to continue as a going concern. We cannot assure you that our plans to address these matters will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to lose faith in our long-term prospects. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

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

If we lose one or more of our major clients, our revenues will decline substantially.

For the fiscal year ended February 29, 2008, our four largest clients accounted for approximately 38% of our revenue. For the fiscal year ended February 28, 2007, our four largest clients accounted for approximately 23% of our revenue. If we lose one or more of these clients, our revenues will decline substantially.

If we are unable to obtain and maintain sufficient bandwidth from third-party providers, our business will suffer.

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

If we lose the services of our chief executive officer, our business may suffer.

We are heavily dependent upon the continued services of David C. McCourt, Chief Executive Officer. The loss could seriously impede our success. We do not carry life insurance on the life of our CEO. In the event that our CEO becomes unavailable for any reason, our business may suffer.

As a start-up business, we may be unable to attract and retain the qualified technical, sales and support staff necessary for our growth and, in the event the Merger Agreement is terminated, it be difficult for us rehire or hire replacements for anyone whose employment with our company will be terminated pursuant to the Restructuring Plan.

Our ability to continue to develop and market our products and services is dependent upon our ability to identify, recruit, retain and motivate qualified personnel. As a start-up business, salaries for our employees are significantly below those of competitors in our industry and most of our existing employees are stockholders or are otherwise incentivized with periodic option grants. The low salaries and lack of assurance of our ability to secure additional funding may affect our efforts to recruit and retain additional personnel necessary to meet our growth targets. In addition, if we continue to issue additional equity in order to finance the business, future stock option grants may be less attractive to potential new hires and may not provide adequate motivation for existing personnel. If we are unable to hire and retain sufficient additional in-house personnel, we will be unable to complete development of our products and services, and our business will suffer. Pursuant to the Restructuring Plan, many of our senior executives will be terminated prior to the closing of the Merger and as such, if the Merger is not consummated, it will be difficult for us to rehire any of these executives or to find a suitable replacement, either temporary or permanent for the aforementioned reasons.

If we are unable to protect our intellectual property or if our intellectual property is found to infringe another’s intellectual property, we may be unable to generate revenues based on our products.

None of our intellectual property is covered by patents. We currently rely on a combination of trade secret, nondisclosure and other contractual agreements, as well as existing copyright and trademark laws to protect our confidential and proprietary information, but this may not be sufficient to prevent third parties from infringing upon or designing around our intellectual property to develop a competing product. We cannot be sure that our technology will not infringe any third party’s intellectual property. In the event that a third party either infringes upon our intellectual property or makes a claim that our products infringe upon its proprietary rights, we may not have sufficient financial or other resources to enforce our rights or to successfully defend against any claim. Any infringement of or by our intellectual property could restrict our ability to generate revenues from our products.

System failures and/or security risks may impair our operations.

The core of our network infrastructure could be vulnerable to unforeseen computer problems. We may experience interruptions in service in the future as a result of the accidental or intentional actions of internet users, current and former employees or others. These risks are heightened by our reliance on a small number of network providers. Unknown security risks may result in liability to our company and also may deter new clients from using our products and services. The security measures we implement may still be circumvented in the future, which could impair our operations and have a material adverse effect on our business.

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

The consummation of the Merger, or any additional equity financing, will dilute the ownership interest of our existing stockholders.

In the event that the Merger Agreement is terminated, we will need to raise additional capital in the future to continue development and marketing of our products and services. We anticipate that we may raise capital in the future by selling additional equity or financial instruments which are exchangeable or convertible into equity. The Merger, any future equity, or equity-related financings will dilute the ownership interest of our existing stockholders.

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

The offering of our shares in California was approved on the basis of a limited offering qualification where offers/sales can only be made to proposed California investors based on their meeting certain suitability standards. The California Department of Corporations refers to and specified this standard as a “super suitability” standard, which requires any California investor in our common stock to have not less than (i) $250,000 in liquid net worth (a net worth exclusive of home, home furnishings and automobile) plus $65,000 gross annual income, (ii) $500,000 in liquid net worth, (iii) $1,000,000 in net worth (inclusive), or (iv) $200,000 gross annual income.

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

Item 2. Properties

We currently maintain offices in the United Kingdom and the United States. Our facility in London holds our administrative, sales & marketing, customer service & developers which we believe will be adequate to meet our office space needs for the next several years as we currently utilize approximately 70% of the total office space. Our lease for the London facility was signed in November 2007 and is for approximately four years. Our office in New Jersey currently holds many of our senior executives and most of our back office staff. Our lease for our New Jersey facility is on a month-to-month renewable term, expiring July 31, 2008.

Item 3. Legal Proceedings

During the fiscal year ended February 29, 2008, we were not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended February 29, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information for Common Equity

Our Common stock has traded on the OTC Bulletin Board under the symbol “NRWS” since August 4, 2005. Prior to that time, there was no public trading market for our common stock. As of February 29, 2008, we had 174 holders of record.

The following table sets for the period indicated, the high and low sales prices of our common stock as reported by the OTC Bulletin Board, on the trading day during the respective period:

Fiscal Year 2008	High	Low

Fourth Quarter ended February 29, 2008	$0.20	$0.08
Third Quarter ended November 30, 2007	$0.60	$0.02
Second Quarter ended August 31, 2007	$0.60	$0.21
First Quarter ended May 31, 2007	$0.95	$0.53

Fiscal Year 2007	High	Low

Fourth Quarter ended February 28, 2007	$1.29	$0.83
Third Quarter ended November 30, 2006	$1.04	$0.75
Second Quarter ended August 31, 2006	$0.92	$0.61
First Quarter ended May 31, 2006	$0.68	$0.61

* The OTC Bulletin Board first began publishing quotations for our common stock on September 13, 2005.

On June 9, 2008, the closing price of our common stock was $0.06 per share.

Dividend Policy

We paid no cash dividends during the fiscal year ended February 29, 2008 and we expect to continue our current policy of paying no cash dividends to holders of our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

Information required by Item 701 of Regulation S-B has previously been included in a Current Report on Form 8-K, as filed with the SEC on March 2, 2007 and August 8, 2007, respectively.

Item 6. Management’s Discussion and Analysis or Plan of Operations

You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report and the section “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, sell or hold our common stock.

Overview

We provide our customers with technology that allows them to transmit video content over the internet to targeted audiences. Our services allow customers to format and manage content, create programming, transmit programming to specific audiences and create and manage subscription, pay-per-view and other revenue generation models. In the past, we have also provided production services to our customers. During the fiscal year ended February 29, 2008, we completed our exit from the production service business. As a result, production services have declined as a percentage of total revenues as our core “narrowcasting” service grew.

We were initially incorporated as a Delaware corporation in May 2002. Our headquarters is in Princeton, New Jersey and we have offices in London. For the fiscal year ended February 29, 2008, approximately 82% of our total revenues were generated from customers in Europe, the Middle East and Africa, 15% was generated from customers in the United States and the remaining 3% was generated from customers in the Asia Pacific region. We expect our revenues from sources in the United States to continue to increase as a percentage of total revenues as we begin to focus more on revenue opportunities there.

How We Generate Revenue

We generate revenue primarily from fees we charge for the use of our technology and related services for narrowcasting and from the sale of production services. Revenues from our narrowcasting activities include fees paid for the establishment and maintenance of channels, encoding and uploading of content, as well as the management of channels on behalf of clients. The fee charged for the establishment of a channel depends on the level of service desired by the customer and typically ranges from $5,000 to $200,000. We also charge a monthly license fee which ranges from $1,000 to $30,000, depending upon the range of features and capabilities being licensed, which covers the use of the TelvOS system, cost of support, maintenance and upgrades. In addition, based on the customer’s contract, we may obtain additional revenues from content hosting (the storage of files on our network on a per gigabyte basis), content delivery (the cost of bandwidth, on a per gigabyte basis, to deliver the content to the end viewer), and, to a lesser extent, revenue sharing arrangements. These revenue sharing arrangements come from monthly or annual subscription fees charged to the viewer for the channel, pay per view events, and in some cases from advertising campaigns that we have provided for the content owner. The majority of our customers sign twelve month contracts which are the basis of our billing arrangements.

Revenues for narrowcasting are recognized in our financial statements as follows: any consulting services or one-time setup fees for a customer channel are recognized once the work is completed and accepted by the customer. The monthly recurring revenue items are the monthly license fee, the monthly usage of bandwidth, and the amount of storage at time of billing. We currently do not use any estimates for recording revenue. The revenue recognized during the month is based on a contractual rate or monthly fee which covers the month invoiced.

Revenues from production services include fees paid for the production, filming, editing and encoding of programs. We charge our clients on a time and expense basis for these services, typically on a project-by-project basis, although occasionally under longer term agreements. Revenues for production services are recognized only when the project is completed and delivered to the customer.

We may receive payments in advance for narrowcasting and production services. These payments are deferred and recognized only when the revenue is earned as described above.

95% of our revenues for the fiscal year ended February 29, 2008 came from narrowcasting and other services and 5% came from production services. 73% of our revenues for the fiscal year ended February 28, 2007 came from our narrowcasting activities and 27% came from production services. As indicated above, we exited the production services business during the fiscal year ended February 29, 2008.

Key Revenue Drivers

Currently we have identified several key drivers that we believe significantly affect our revenue and operations and are beginning to track these drivers. Below is a description of the drivers we believe are important to track and monitor in order to gauge the success and/or indicate any problems occurring in the business.

Average Monthly Recurring Revenue (MRR) is the total monthly recurring revenue divided by the number of customers. We believe that an increase in our average monthly recurring revenue, which is the largest component in our monthly billing for narrowcasting, indicates that our customers are increasing their usage of our TelvOS capabilities. In February 2007, our average MRR was $4,800 per month as compared to $6,300 per month in February 2008, a 31% increase. This increase is due to our change in focus on customer type. Many of our recent customers tend to utilize many of the TelvOS modules which then command a higher monthly recurring price.

Average Bandwidth Usage is the total bandwidth usage divided by the total number of customers. An increase in average bandwidth usage is an indicator of the popularity of our customer channels as a group. We expect that such an increase would have a positive effect on our related revenue streams, such as revenue sharing arrangements which includes subscription or advertising. In February 2007, the average bandwidth usage was 889 GB per month as compared to 2,018 GB per month in February 2008. This increase was due to the increase in popularity for the content of a select number of our customers.

Average Storage is the total amount of content stored divided by the total number of customers. We believe that an increase in average storage is an indicator of new and fresh content which can also drive traffic and affect related revenue streams. In February 2007, the average storage usage was 90 GB per month as compared to 87 GB per month in February 2008. Storage remained relatively constant due to efforts by our operations group to work with our customers to remove older content that was not being viewed. Storage also remained constant due to our change in customer focus from many smaller customers to a fewer number of larger more established customers.

Results of Operations

	Year ended
	February 29, 2008 $	February 28, 2007 $	Inc (Dec) $	Percent Change

Revenue
Narrowcasting and other	5,559,042	4,369,117	1,189,925	27%
Production services	286,691	1,639,718	(1,353,027)	-83%

Total revenue	5,845,733	6,008,835	(163,102)	-3%

Costs and Expenses
Operating	5,679,898	2,655,395	3,024,503	114%
Selling, general and administrative	10,486,333	8,206,223	2,280,110	28%
Research & development	2,738,259	1,088,723	1,649,536	152%
Impairment charge on long-lived assets	861,858	1,228,437	(366,579)	-30%

Total operating expenses	19,766,348	13,178,778	6,587,570	50%

Operating Loss	(13,920,615)	(7,169,943)	(6,750,672)	94%

Interest income (expense), net	(697,385)	118,814	(816,199)	-687%
Currency exchange income (loss)	(22,942)	(10,345)	(12,597)	122%

Net Loss	(14,640,942)	(7,061,474)	(7,579,468)	107%

Headcount	45	56	(11)

Consolidated revenues decreased $163,000 or 3% over the prior year for fiscal year ended February 29, 2008 as follows:

Narrowcasting and other revenues for the fiscal year ended February 29, 2008 increased $1,190,000, or 27% over the prior year. This increase in narrowcasting revenues resulted primarily from a net increase in customers. Narrowcasting revenues also include one-time implementation fees, which will continue to contribute to revenue as more customers are added. The addition of the sales team in the United States has begun making strides in that market. As a result, we have seen an increase of revenue in the United States over the prior year of 15% (see geographical distribution below).

Production services revenues for the fiscal year ended February 29, 2008 decreased $1,353,000, or 83% over the prior year. Per our business plan, we have exited this business segment.

Geographical distribution of consolidated revenues:

	Year Ended
	February 29, 2008 $	February 28, 2007 $	Percent Change

United States	872,216	755,452	15%
Europe, Middle-East and Africa	4,766,875	4,794,144	-1%
Asia Pacific	184,656	356,765	-48%
Internet Sales	21,986	102,474	-79%

Total	5,845,733	6,008,835	-3%

Consolidated costs and expenses for the fiscal year ended February 29, 2008 increased $6,588,000, or 50%, over the prior year as follows:

Operating expenses includes the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation. For the fiscal year ended February 29, 2008 these costs were $5,680,000, a 114% increase over the prior year.

The increase resulted primarily from increased headcount and the use of contractors to assist in the build out of our internal CDN system. We also experienced an increase in our operating costs for the CDN which includes bandwidth charges and collocation fees. Bandwidth charges increased due to an increase in customer traffic and collocation fees increased due to our expansion efforts. As traffic increases, so will the cost of bandwidth.

Selling, general and administrative expenses includes employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and backoffice help. For the fiscal year ended February 29, 2008 these costs were $10,486,000, a 28% increase over the prior year. This increase is due to an increase in headcount primarily in direct sales and sales support and an increase in our stock compensation expense. In the last quarter of the fiscal year we reduced our headcount and consolidated our office space from three locations to two. The effects of these cost reductions are expected to be realized beginning in the quarter ending May 31, 2008.

Research & Development expenses include employee compensation, stock-based compensation, depreciation and any related costs for personnel primarily focused on research and development efforts. For the fiscal year ended February 29, 2008 these costs were $2,738,000, a 152% increase over the prior year. We have hired various contractors to add new and enhanced products to the TelvOS system. Some of these items included adding Microsoft Silverlight technology to our player which gave us cross browser and cross platform compatibility as well as a richer end user experience. We also integrated Atlas ad solutions which provide our customers with another ad platform for video and banner playout. We have significantly reduced our use on outside contractors as many of these enhancements and products are now complete.

Impairment charge on long-lived assets reflects the write down of our equipment assets located in our California POP (Point of Presence) located in our internal content delivery network (CDN), which was shut down during April 2008.

The reason for the impairment was due to several factors. During the build out of the California POP, which had taken close to a year, our internal reports from our CDN indicated that our London and NY POP’s were sufficiently managing the traffic of our existing and newly signed customers. During this time, many of the projections related to customer bandwidth requirements had declined. One reason for the decline came as a result of our shift in focus from smaller content owners to larger enterprise customers. Making this change during the year created a delay in signing up new customers since the sales cycle is longer for enterprise customers. At the same time, many 3rd party CDN providers had dropped their rates and improved the streaming capabilities. In performing the cost analysis of keeping the California POP vs. utilizing our existing London and NY POP’s while interconnecting to a third party CDN, management determined that it could operate sufficiently and save a substantial amount per month vs. continuing to pay the high fixed monthly charges that the California POP required. In an effort to conserve operating cash and still meet the bandwidth demands of our customers, management made the decision to discontinue the operation of the California POP. Therefore, the assets associated with the POP were written down to market value. The market value was determined by obtaining the cost to sell the majority of the equipment and then applying that percent write down to the entire system.

During the fiscal year ended February 28, 2007, we took an impairment charge on long-lived assets, which reflected the write off of the goodwill and intangible assets of Sportshows Television, Ltd., our production services business. The production segment has not been profitable and we subsequently decided to exit the production segment.

Trends in Our Business

During 2007, we invested in the TelvOS platform by adding new enhancements and functionality. We also invested in the CDN and made some critical decisions on our sales strategy as we moved our focus away from smaller content owners to larger Telco’s and broadcasters. The pipeline although not large in numbers, has increased substantial in the size of the contract and commitment level. We have exited the production business as planned and have focused our efforts completely on growing the narrowcasting business. We implemented many cost reductions in the fourth quarter of our fiscal year ended February 29, 2008, that we anticipate we will realize the benefits of in future quarters.

This change in customer focus should lead to more opportunities and more stability in the business.

Liquidity and Capital Resources

We had $4,170,850 in cash and cash equivalents available at February 29, 2008 and available bank overdraft facilities of $59,500. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures and, working capital. We discuss many of these factors in detail below.

We have financed our operations from inception through private equity financing. From inception through February 29, 2008, we sold an aggregate of 122,780,977 shares of our common stock for gross proceeds of approximately $32.4 million. In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and, at February 29, 2008, had an accumulated deficit of approximately $34.2 million.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At February 29, 2008, our current ratio was 3.2, compared to 0.9 at February 28, 2007. Our current ratio fluctuates primarily as we use cash to develop our business and raise additional funds from private equity financing from time to time.

On May 29, 2008, we entered into a definitive merger agreement pursuant to which our company will be acquired by Onstream Media Corporation. For a more complete discussion regarding the Merger, see “Item 1. Description of Business—General —Recent Developments.”

We will have sufficient working capital to fund our operations for the next five to six months. In the event that the Merger Agreement is terminated, we will need to raise further funds to continue operations thereafter.

Net cash used in operating activities was approximately $9,600,000 for the fiscal year ended February 29, 2008 and approximately $4,500,000 for the fiscal year ended February 28, 2007. The increase in cash used in operations was due primarily to an increase in our net loss. This increase was primarily due to an increase in headcount as we sought to build our narrowcasting customer base and an increase in the operations and development to enhance the TelvOS system capabilities.

Net cash provided by (used in) investing activities was approximately ($3,300,000) for the fiscal year ended February 29, 2008 and approximately $1,300,000 for the fiscal year ended February 28, 2007. The increase over the prior year primarily resulted from the purchase of capital equipment for our network.

Net cash provided by financing activities was approximately $16,600,000 for the fiscal year ended February 29, 2008 and approximately $1,400,000 for the fiscal year ended February 28, 2007. The increase resulted primarily from the debt and equity financings completed during the fiscal year ended February 29, 2008.

As of February 29, 2008, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

Year ended
February 29, 2008 $

Amounts payable:

Within 12 months	175,469

Between one and two years	121,252

Between two and three years	31,521

Total future commitment	328,242
Less: finance charges allocated to future periods	(31,512)

Present Value	296,730

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank’s customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 29, 2008 and February 28, 2007, the overdraft facilities consisted of approximately $19,800 and $19,600, respectively, with Barclays Bank PLC and $39,700 and $39,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on February 29, 2008 or February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays’ variable base rate (which base rate was 5.0% per annum as of February 29, 2008). The interest rate on the NatWest facility is 5.75% above NatWest’s variable base rate (which base rate was 5.25% per annum as of February 29, 2008). The Barclays overdraft facility was renewed on March 20, 2008. The NatWest overdraft facility was renewed on October 10, 2007 which will expire in one year.

Foreign Exchange Risks

We are a Delaware corporation and since our inception we have been raising funds in US dollars. However, we have significant operations in London, and a substantial portion of our business is conducted in sterling. This currency difference between our fundraising and business operations represents a risk related to the rate of exchange from US dollars to sterling. We hold surplus funds mainly in US dollars. A larger currency exchange risk results from our primary assets being denominated almost entirely in sterling. The dollar value of our assets, and thus our stockholders’ equity, increases when the dollar weakens relative to the pound and vice versa. In the future, we expect to generate a greater percentage of our revenues from operations in the United States which would be received in US dollars and which should help mitigate the exchange risk.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Refer to Footnote 2 to the consolidated financial statements for the listing of the company’s critical accounting policies.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Financial Statements

The information required by this item is incorporated herein by reference to the financial statements beginning on page 40.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Company’s management, under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of February 29, 2008, for the reasons discussed below.

Item 8A(T) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financing reporting. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, process, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reported filed under the Exchange Act is accumulated and communicated to management, including Mr. McCourt, the Company’s Interim Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial information, which could have a negative effect on the price of our stock. We are exposed to increased costs associated with complying with these requirements as we have not yet conducted any testing of our internal controls and we will be spending management time and resources to document and test our internal controls. In addition, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date.

We have addressed and corrected the material weakness identified by Rothstein, Kass & Company, P.C. as described above, with the implementation of a company policy that mandates the timeframe in which certain documents, such as board minutes, must be received. We have also taken steps to correct these deficiencies in our internal controls identified by Rothstein, Kass & Company, P.C., such as documenting various policies and procedures and retaining Protiviti, an international provider of internal auditing and risk consulting services. Because the remedial actions may require certain modifications and rectifications of our internal controls over financial reporting and may require significant time and resources of management, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operational for some period of time. Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the Company’s report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table and subsequent discussion sets forth information about our directors and executive officers as of February 29, 2008.

Name	Age	Positions

David C. McCourt	51	Chairman of the Board, Interim Chief Executive Officer, and Director
Lisa VanPatten	44	Chief Financial Officer
Louis Holder	36	Chief Technology Officer
Barak Bar-Cohen	37	President & Chief Operating Officer
Jon Harrington	52	Director
Roger L. Werner, Jr.	58	Director
John Whyte	68	Director

David C. McCourt, our Chairman of the Board, Interim Chief Executive Officer, and Director, has been a member of our Board of Directors since June 2006. Mr. McCourt became the Chairman of the Board and Interim Chief Executive Officer in December 2006. Mr. McCourt became Chief Executive Officer and Chief Operating Officer in June 2007. Mr. McCourt is the Founder and Chief Executive Officer of Granahan McCourt Capital, LLC, a private investment firm focused in the telecommunications and media industries, a position he has held since January 2005. Mr. McCourt has over 25 years of experience in the telecommunications and media industries, founding or acquiring over ten companies in four countries in North America and Europe. Mr. McCourt served as the Chairman and Chief Executive Officer of RCN Corporation (a cable television operator) from October 1997 until December 2004. In 2005, Mr. McCourt received an Emmy Award for his role as Executive Producer of the award-winning children’s show “Reading Rainbow.” Mr. McCourt serves on the National Advisory Board of JPMorgan Chase Bank, the North American Advisory Board of the Michael Smurfit Graduate School of Business at University College in Dublin, Ireland, the Board of Overseers of the Robert Wood Johnson Medicine and Dentistry of New Jersey.

Lisa VanPatten has been our Chief Financial Officer since December 2006. From 2004 until joining Narrowstep, Ms. VanPatten served as Controller and VP of Finance at NYSE-listed Vonage where she managed such company’s financial, accounting and treasury function during its recent period of explosive growth. Ms. VanPatten was also responsible for the consolidation of eight international companies and was a key member of the Sarbanes-Oxley compliance team where she helped identify and document all internal control and procedure gaps. From 2003 through 2004, Ms. VanPatten served as VP of Finance for Princeton Lightwave Inc, a start-up where she assisted in the development of the new business plan, including the implementation of a new accounting system. From 2000 through 2003, Ms. VanPatten served as the Director of Financial Planning and Analysis at NASDAQ-listed RCN Inc, one of the first bundled telecommunications services providers. While at RCN, Ms. VanPatten was instrumental in implementing the processes, financial systems, and reporting mechanisms necessary to scale a rapidly growing company. Mrs. VanPatten holds a Bachelor of Science in Management, graduating Cum Laude, from Rider University; she is also an accredited CPA in the state of New Jersey.

Louis Holder has been our Chief Technology Officer since April 2007 and is responsible for our technical operations, including our network and internal IT. From April 2005 through April 2007, Mr. Holder was President of Novega Venture Partners, a wholly-owned subsidiary of Vonage Holdings Corp, where he was focused on the development of new business and product offerings. Mr. Holder is one of the original co-founders of Vonage, where, from January 2001 through April 2005, he led the company’s technology infrastructure, products and support services, including systems development and web application development. Mr. Holder holds a bachelor’s degree in electrical engineering with a minor in computer science from Polytechnic University, New York.

Barak Bar-Cohen, our President and Chief Operating Officer, joined our company in August 2007 and is responsible for our operations in London. Mr. Bar-Cohen also serves as an officer of Granahan McCourt Acquisition Corporation, a publicly traded acquisition vehicle focused on the video over IP space. In addition, Mr. Bar-Cohen is also Vice-President of Granahan McCourt Capital, LLC, a private investment firm focused on making investments and advising companies in the telecommunications and media industries. From April 1999 through December 2004, Mr. Bar-Cohen served in several Senior Management roles at RCN Corporation, a provider of bundled communication services to residential customers across the United States. Mr. Bar-Cohen holds a B.A. in Economics from Brandeis University as well as an M.B.A. from the Tuck School of Business at Dartmouth College.

Jon Harrington has been a director of our company since January 22, 2008. Mr. Harrington is a former managing partner of Accenture. He holds dual B.S. degrees in Mathematics and Industrial Distribution from Clarkson University. He is currently a Venture Partner with Omni Capital.

Roger L. Werner, Jr. has been a director of our company since March 28, 2006. Mr. Werner is a graduate of Trinity College in Hartford, CT, and holds a Masters in Business Administration from the University of Virginia. Mr. Werner is President and CEO of Outdoor Channel Holdings, a cable television network programming company.

John Whyte has been a director of our company since June 27, 2006. Mr. Whyte has been the Managing Director of Whyte WorldWide Professional Corporate Executives and related entities (Whyte WorldWide PCE) (a management consulting firm), since July 1986. Mr. Whyte has been a director of other private and public companies such as Commonwealth Telephone Enterprises, Incorporated since January, 1997.

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

Board of Directors and Board Committees

The number of directors constituting the Board of Directors is currently fixed at nine. Narrowstep’s amended and restated certificate of incorporation divides the Board of Directors into three classes. The members of each class of directors serve for staggered three-year terms. The Board of Directors is composed of (i) one Class I director (Mr. Whyte), whose term expires upon the election and qualification of directors at the annual meeting of stockholders to be held in 2009, (ii) two Class II directors (Mr. Werner), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2009, and (iii) two Class III directors (Messrs. Harrington and McCourt), whose terms expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2010.

Our executive officers are elected by and serve at the discretion of the Board of Directors. We have a standing audit committee of the Board of Directors. The members of the audit committee consist of Messrs. Whyte and Harrington. Mr. Whyte qualifies as an “audit committee financial expert” within the meaning of the SEC regulations. The audit committee oversees the retention, performance and compensation of our independent auditors, and oversees and establishes procedures concerning systems of internal accounting and control, as well as participates in other financial activities.

We have a standing compensation and corporate governance committee of the Board of Directors. The members of the compensation and corporate governance committee consist of Messrs. Whyte and Werner. The compensation and corporate governance committee’s duties are to review and evaluate the salaries and incentive compensation of our management and employees and administer our 2004 Stock Plan as well as oversight and governance of our operations.

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

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the fiscal year ended February 29, 2008, a summary of the compensation earned by each person who served as our principal executive officer during the fiscal year, the two additional most highly compensated executives who were serving as such at the end of the fiscal year and two additional executives who would have been the most highly compensated executives had they been serving as executive officers as of the end of the fiscal year. In this document, we refer to these executive officers as the “Named Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(1) ($)	Option Awards (2) ($)	Restricted Stock ($)	All Other Compensation ($)	Total ($)

David C. McCourt	2008	—	—	—	1,840,000	687,500	2,527,500
Chairman, Interim Chief Executive Officer and Chief Operating Officer(3)	2007	—	—	80,820	—	—	80,820

Iolo Jones	2008	262,815	—	—	—	—	262,815
Founder and Chief Strategy Officer (4)	2007	187,248	—	—	—	—	187,248
	2006	143,988	—	478,025	—	—	622,013

Jason Jack	2008	251,308	—	—	—	—	251,308
Chief System Architect (5)	2007	180,336	10,000	132,182	—	—	322,518
	2006	103,847	—	205,422	—	—	309,269

Lisa VanPatten	2008	160,000	—	26,573	50,000	—	236,573
Chief Financial Officer

Lou Holder	2008	183,853	—	—	75,000	—	258,853
Chief Technology Officer

Barak Bar-Cohen	2008	158,484	—	—	100,000	—	258,484
President and Chief Operating Officer

(1) Amounts paid to Messrs. Beaumont, Jones and Webb were paid in British pounds and are converted to dollars at a conversion rate of $0.5137 per pound for fiscal year 2008 and $0.5341 per pound for fiscal year 2007 and $0.5556 per pound for fiscal year 2006.

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

(3) Mr. McCourt became Chairman in December 2006 and Interim Chief Executive Officer and Chief Operating Officer in June 2007. Mr. McCourt received Restricted Stock Units which is listed in all other compensation.

(4) Mr. Jones ceased to be our Chief Strategy Officer in November 2007.

(5) Mr. Jack ceased to be our Chief System Architect in February 2008.

We did not pay any non-equity incentive plan compensation or non-qualified deferred compensation earnings to any of the Named Officers in respect of the periods covered by the Summary Compensation Table.

Other than as described in the Summary Compensation Table, we did not pay any other compensation or provide any perquisites to any of the Named Officers during the periods covered by the Summary Compensation Table persons.

2004 Stock Plan

The Narrowstep, Inc. 2004 Stock Plan (the “Plan”) was adopted by vote of our Board of Directors on December 15, 2003and became effective on January 1, 2004. The Plan was amended by vote of the Board of Directors in July, 2004, and the Plan, as amended, was approved by stockholders in July, 2004. The Plan is designed to attract, retain and reward our employees, directors and consultants by allowing them to participate in Narrowstep’s growth through the acquisition of shares of our common stock or other performance awards. 27,000,000 shares are reserved for issuance under the Plan. No more than 5,000,000 shares may be the subject of awards to any participant during any calendar year. The term of the Plan is 10 years, and options granted under the Plan can have a term of no more than 10 years.

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

None of the Named Officers exercised any stock options during the fiscal year ended February 29, 2008.

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at February 29, 2008 for each of the Named Officers. Each of the stock option grants referred to in the table below were granted pursuant to our 2004 Stock Plan. The vesting dates applicable to each stock award are set forth in footnotes that follow the columnar explanations below the table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David C. McCourt	300,000	—	0.67	6/27/2011

Iolo Jones	942,664	—	1.20	3/1/2008

Jason Jack	777,252	—	0.20	2/28/2009
	249,999	83,333(1)	1.20	5/31/2008
	500,001	166,667(1)	1.20	5/31/2008

Lisa VanPatten	66,667	133,333(2)	0.92	2/8/2012

Lou Holder	0	250,000(3)	0.68	4/30/2012

(1) These options will no longer vest.
(2) Options covering 66,667 shares which vest on February 8, 2009 and options covering 66,666 shares which vest on February 8, 2010.
(3) Options covering 83,333 shares which vest on April 30, 2008 and options covering 83,333 shares which vest on April 30, 2009.

Employment Agreements

David C. McCourt. Our interim Chief Executive Officer, is a party to an employment agreement with our company dated June 8, 2007. His employment agreement shall continue until November 30, 2009, Thereafter, the term shall automatically renew for additional one (1) year periods beginning on December 1 of each year thereafter unless we or Mr. McCourt provides the other with written notice of non-renewal not less than 90 days prior to the commencement of any such new one (1) year period. We are not initially obligated to pay compensation for his services in the form of cash.

Pursuant to the terms of the employment agreement, we granted Mr. McCourt 1,250,000 restricted stock units that follow a certain vesting schedule which became fully vested on November 30, 2007. Mr. McCourt is to receive one share of our Class A Common Stock on a date that is two years after its applicable vesting date.

We also granted Mr. McCourt 2,500,000 restricted shares which vest based on meeting certain performance events.

Mr. McCourt’s employment agreement also states that the compensation committee from time to time but not less than annually may grant Mr. McCourt future equity and equity-based compensation, as well as any cash compensation. The Agreement also contains a clause in the agreement in the event there is a change of control of our company all unvested restricted stock units and unvested restricted shares to fully vest. The Agreement also a non-complete provision prohibiting Mr. McCourt following six months after the termination date, not to compete with our company and prohibits solicitation of employees for a period of six months after the termination date. There is also a non-solicitation of customers and suppliers for a period of twelve months after the termination date. Under his employment agreement, Mr. McCourt is also bound to keep certain information confidential by him during and following the term of his employment.

Iolo Jones. Iolo Jones, a former member of our Board of Directors and our former Chief Strategy Officer, had entered into an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated March 28, 2006. On November 30, 2007, we entered into a termination agreement with Mr. Jones, pursuant to which we have agreed to pay Mr. Jones’ salary up to and including November 30, 2007 and to pay Mr. Jones an additional £50,000 in lieu of continuing to pay Mr. Jones’ salary for the six-month notice period specified his employment agreement. We also agreed to pay Mr. Jones up to an additional £11,500 for certain costs and expenses. In the termination agreement, Mr. Jones agreed to resign, effective immediately, from all positions he held with our company and its subsidiaries. Mr. Jones also has agreed to release our company from certain potential claims and to certain non-competition covenants, including covenants that he will not directly or indirectly, for a period of twelve months following the date of the agreement, compete with our company, act as a consultant, officer or employee with a competing business of our company, solicit any key employee of our company or supply any of our company’s goods or services to a competing company. In addition, Mr. Jones has agreed to continue to be bound by the confidentiality and intellectual property provisions in his employment agreement indefinitely. By Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007, we previously disclosed that on November 12, 2007, we had notified Mr. Jones that we were terminating his position as our Chief Strategy Officer.

Jason Jack. Jason Jack, our Chief System Architect, entered into an employment agreement with Narrowstep Ltd., our wholly-owned subsidiary, dated October 1, 2002. With Mr. Jack’s consent, we assumed this employment agreement and Mr. Jack became an employee of the company. On February 5, 2008, we entered into a separation agreement with Mr. Jack pursuant to which we agreed to pay Mr. Jack a one time payment of $34,000 and 27.5 days for vacation/comp time. We also gave Mr. Jones $9,000 worth of computer hardware and software and extended the exercise of his vested stock options to purchase 777,252 shares of common stock to February 28, 2009. Mr. Jack also received $5,000 for payment of his legal fees. Pursant to the terms of his employment agreement, Mr. Jack is prohibited from soliciting, in a manner that directly or indirectly competes with us or any of our employees, customers, or suppliers with whom he had personal dealings in the normal course of his employment for a period of twelve months after the termination of his employment.

Director Compensation

Our directors are eligible to receive options to purchase shares of our common stock. There is no set formula for these grants and they may vary from director to director and from month to month. Each director is also reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

The following table sets forth certain information regarding the compensation we paid to our non-employee directors during the fiscal year ended February 29, 2008.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock ($)(1)	All Other Compensation ($)	Total ($)

Jon Harrington Transferred to Omni Capital	—	30,000	—	30,000

Roger L. Werner, Jr.	—	30,000	—	30,000

Jack Whyte	—	50,000	—	50,000

(1) The value of restricted shares granted to the non-employee directors is determined by the closing price at the date of grant.

Certain of our directors, or entities that they control, are parties to consulting and other arrangements with our company. For a description of these arrangements, see “Item 13. Certain Relationships and Related Transactions — Transactions with companies in which certain persons hold an interest.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock for (i) each person known by us to own beneficially more than five percent of our outstanding common stock, (ii) each director and named executive officer, and (iii) all directors and executive officers as a group Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them. The numbers in the table reflect shared held as of February 29, 2008 and are based upon 137,561,227 shares being outstanding: In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable as of February 29, 2008, or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially owned		Percent of Class

Renaissance Capital	27,000,000	(1)	16.5%
8080 N. Central Expressway, Suite 210-LB 59
Dallas, TX 75206-1857

Austin Lewis	14,276,667	(2)	8.7%
45 Rockefeller Plaza, Ste 2570
New York, NY 10111

David C. McCourt	21,591,639	(3)	13.2%
Granahan & McCourt, LLC
PO Box AQ
Princeton, NJ 08542

Oded Aboodi and Stanley Mauss	12,072,224	(4)	7.4%
Sano Ventures XII LLC
c/o Stanley Mauss
1700 Broadway, 17th Floor
New York, NY 10019

Roger L. Werner, Jr.	2,451,667	(5)	1.5%
10 Barnstable Lane
Greenwich, CT 08630

Lisa VanPatten	66,667	(6)	*
116 Village Boulevard, Suite 200
Princeton, NJ 08540

Louis Holder	—		*
116 Village Boulevard, Suite 200
Princeton, NJ 08540

John Whyte	800,000	(7)	*
35 Crescent Street, Unit 617
Waltham, MA 02453

Barak Bar-Cohen	—		0.0%
116 Village Boulevard, Suite 200
Princeton, NJ 08540

All Directors and Executive Officers as a group (6 persons)	24,909,973	(8)	15.3%

* Less than 1% of the outstanding shares.

(1) Includes (i) 12,000,000 shares and 6,000,000 shares issuable upon the exercise of warrants which are exercisable within 60 days of February 29, 2008 held by The Frost National Bank FBO (ii) 4,000,000 shares and 2,000,000 shares issuable upon the exercise of warrants which are exercisable within 60 days of February 29, 2008 held by The Frost National Bank FBO US (iii) 2,000,000 shares and 1,000,000 shares issuable upon the exercise of warrants which are exercisable within 60 days of February 29, 2008 held by Booth & Co c/o Premier RENN US. Renaissance Capital is responsible for the voting, selection, acquisition and disposition of the shares held by The Frost National Bank FBO and The Frost National Bank FBO US and Booth & Co c/o Premier RENN US and thus may be deemed to be the beneficial owners of such shares.

(2) Includes (i) 9,478,667 shares and 2,203,500 shares issuable upon the exercise of warrants which are exercisable within 60 days of February 29, 2008 held by LAM Opportunity Fund LP (ii) 2,028,000 shares and 566,500 shares issuable upon the exercise of warrants which are exercisable within 60 days of February 29, 2008 held by LAM Opportunity Fund LTD. Austin Lewis is responsible for the voting, selection, acquisition and disposition of the shares held by LAM Opportunity Fund LP and LAM Opportunity FUND LTD and thus may be deemed to be the beneficial owners of such shares.

(3) Includes (i) 7,488,889 shares held by Granahan McCourt Capital LLC, (ii) 5,256,000 shares issuable upon the exercise of warrants owned by Granahan McCourt Capital LLC which are exercisable within 60 days of February 29, 2008, (iii) 100,000 shares held by Granahan McCourt Advisors, LLC, and (iv) 6,446,750 shares and 2,000,000 shares issuable upon the exercise of warrants and 300,000 shares issuable upon the exercise of options granted to David C. McCourt which are exercisable within 60 days of February 29, 2008. Mr. McCourt is responsible for the voting, selection, acquisition and disposition of the shares held by Granahan McCourt Capital, LLC and Granahan McCourt Advisors, LLC, and thus may be deemed to be the beneficial owner of such shares. Mr. McCourt is a director of the Company.

(4) Consists of (i) 8,155,556 shares owned by Sano Ventures XII LLC and (ii) 3,916,668 shares issuable upon the exercise of warrants owned by Sano Ventures XII LLC which are exercisable within 60 days of February 29, 2008. Obed Aboodi and Stanley Mauss are responsible for the voting, selection, acquisition and disposition of the shares held by Sano Ventures XII LLC and thus may be deemed to be the beneficial owners of such shares.

(5) Includes 1,546,667 shares and 905,000 shares issuable upon the exercise of options and warrants held by Mr. Werner which are exercisable within 60 days of February 29, 2008.

(6) includes 66,667 shares issuable upon the exercise of options held by Mrs. VanPatten which are exercisable within 60 days of February 29,2008.

(7) Consists of 500,000 shares and 300,000 shares issuable upon the exercise of options held by Mr. Whyte which are exercisable within 60 days of February 29, 2008.

(8) Includes 8,827,667 shares issuable upon the exercise of options and warrants held by the directors and executive officers, or entities related to them, which are exercisable within 60 days of February 29, 2008.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Options granted to current directors. We have granted to Roger L. Werner, Jr., a member of our Board of Directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016. We have granted to both David C. McCourt and Jack Whyte, members of our Board of Directors, options to purchase 300,000 shares at an exercise price of $0.67 per share on June 7, 2006 which are exercisable until June 27, 2011. All of the foregoing option grants fully vested on the date granted.

On December 2, 2005, we entered into a consultancy agreement with Roger L. Werner Jr. Pursuant to this agreement, on May 23, 2006, we granted Mr. Werner options to purchase 30,000 shares of common stock at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2007.

On January 10, 2008, we Jon Harrington, a member of our Board of Directors, 300,000 of shares of restricted stock which he subsequently transferred to Omni Capital. We also granted 300,000 shares of restricted stock to Roger L. Werner, Jr. and 500,000 to Jack Whyte. All of the restricted shares granted on January 10, 2008 have the following vesting schedule: 25% vested upon grant, the remaining vest in equal installments on the first of every month beginning February 1, 2008 with the last vesting date to be September 1, 2008.

Options granted to current officers. On February 8, 2007, we granted options to purchase 200,000 shares of common stock to Lisa VanPatten, our Chief Financial Officer, at an exercise price of $0.92 per share. These options vest over a three-year period and expire on February 8, 2017. On April 30, 2007, we granted options to purchase 250,000 shares to Lou Holder, our Chief Technology Officer, at an exercise price of $0.68 per share. These options vest over a three-year period and expire on April 30, 2017.

On June 8, 2007, pursuant to or employment agreement with David C. McCourt, we granted Mr. McCourt 1,250,000 restricted stock units which vest monthly until November 30, 2007 and 2,500,000 shares of restricted stock which vest based on meeting certain performance milestones. All of the restricted stock granted to Mr. McCourt has fully vested as of November 30, 2007, as determined by our Compensation Committee. Mr. McCourt elected to issue back to us 336,000 shares of restricted stock with an approximate value of $177,000 to cover the taxes due on the vested restricted stock that we paid for on behalf of Mr. McCourt. On December 18, 2007, we granted Mr. McCourt 1,250,000 restricted shares which immediately vested in full. Mr. McCourt elected to issue back to us 992,000 shares of restricted stock with an approximate value of $140,000 to cover the taxes due on the vested restricted stock that we paid for on behalf of Mr. McCourt. On January 10, 2008, the Company granted David C. McCourt 2,500,000 restricted shares which vest upon meeting certain targets as established by our compensation committee.

On January 10, 2008, we granted Lisa VanPatten 500,000 shares of restricted stock, Lou Holder 750,000 shares of restricted, Barak Bar-Cohen 1,000,000 shares of restricted stock and David C. McCourt 900,000 restricted shares which vest upon termination of employment in connection with a change of control of our company, or upon $4M EBITDA attainment. None of these shares of restricted stock have vested to date.

Options granted to former officers. We have granted options to purchase 1,000,000 shares of common stock to Steven Crowther, our former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vested on July 1, 2006. These options are exercisable until August 11, 2015. On January 17, 2006, we granted Steven Crowther additional options to purchase 100,000 shares of common stock, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006. The options granted to Mr. Crowther have since expired.

We have granted options to purchase a total of 900,000 shares of common stock to Stephen Beaumont, our former President and Chief Executive Officer. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vested on June 30, 2006 and 225,000 of which vested on December 31, 2006.

Transactions with companies in which certain persons hold an interest. Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of our company, is the Managing Director and a shareholder of LTR Consultancy. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,480 and $53,614 respectively. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 29, 2008, was $42,236 and $87,224 respectively. The total amount in receivables remained unpaid and we wrote off the amount. Pursuant to an Investor Relations Agreement with us, LTR Consultancy earned fees for investor relations services of $33,705, for fiscal year ended February 28, 2007. Of these fees, $6,211 was unpaid and netted against the amount owed which was written off before the end of the fiscal year.

Outdoor Channel, one of our customers, began utilizing our services in May 2007. The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a member of our Board of Directors. We billed Outdoor Channel, $67,705 for the fiscal year ended February 29, 2008 and the balance in accounts receivable at February 29, 2008 is $6,459.

On May 30, 2006, we entered into an advisory agreement with Granahan McCourt Advisors, LLC. David C McCourt, Chairman of our Board of Directors, our Interim Chief Executive Officer and our Interim Chief Operating Officer, is the beneficial owner of Granahan McCourt Advisors, LLC and Granahan McCourt Capital, LLC, one of our shareholders Pursuant to this agreement, Granahan McCourt Advisors, LLC was issued 100,000 shares of common stock on May 30, 2006 and received warrants to purchase 6,000 shares, with an exercise price equal to $0.95 per share. Mr. McCourt became a member of our Board of Directors on June 27, 2006, was named as Chairman of the Board and Interim Chief Executive Officer in December 2006 and was named interim Chief Operating Officer in June 2007. We paid Granahan McCourt Advisors, LLC $80,000 for consulting services and $9,000 to cover out of pocket expenses for fiscal year ending February 28, 2007. Mr. McCourt voluntarily terminated the advisory agreement once he became interim Chief Executive Officer and forfeited the remaining balance in the contract.

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

On May 29, 2008, we entered into a definitive merger agreement pursuant to which our company will be acquired by Onstream Media Corporation. In connection with the conditions to closing set forth in the Merger Agreement, we have entered into subscription agreements (the “Subscription Agreements”) with three of our major stockholders, including Mr. Lewis and David C. McCourt, our Chairman and Interim Chief Executive Officer. For a more complete discussion regarding the subscription agreements, see “Item 1. Description of Business—General —Recent Developments.”

Independent Directors

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), we have four directors, namely Dennis Edmonds, Roger L. Werner, Jr., John Whyte and Rajan Chopra, who qualify as an independent director. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and by our management with regard to each director’s business and personal activities as they may relate to us and our management. Our board of directors has established an audit committee and a compensation committee, both of which are made up exclusively of independent directors.

Item 13. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, among Onstream Media Corporation, Onstream Merger Corp., Narrowstep Inc. and W. Austin Lewis IV, dated as of May 29, 2008 (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-laws (3)

4.1	Specimen Common Stock Certificate (4)

5.1	Opinion of Lowenstein Sandler PC*

10.1	Agreement by and between Narrowstep Ltd. and Jason Jack, dated October 1, 2002 (5)

10.2	Server Hosting Agreements between Narrowstep and Teleglobe Ltd., dated October 23, 2003 (6)

10.3†	Agency Agreement between Narrowstep Inc. and Global Sportnet, dated February 4, 2004 (7)

10.4	Narrowstep Inc. 2004 Restated Stock Plan (8)

10.5	Agreement by and between Narrowstep Inc. and Mobestar Ltd., dated February 9, 2004 (9)

10.6	Letter Agreement by and between Narrowstep Inc. and Allard de Stoppelaar, dated May 11, 2005 (10)

10.7	Purchase Agreement by and among Narrowstep Inc. and the Investors set forth on the signature pages dated February 22, 2006 (11)

10.8	Registration Rights Agreement by and among Narrowstep Inc. and the Investors named in the Purchase Agreement dated as of February 22, 2006 (12)

10.9	Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $0.60 per Share (13)

10.10	Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $1.20 per Share (14)

10.11	Agreement dated May 30, 2006 by and between Narrowstep Inc. and Granahan McCourt Advisors LLC. (15)

10.12	Purchase Agreement by and among Narrowstep Inc. and the Investors set forth on the signature pages dated March 2, 2007 (16)

10.13	Form of Warrant to Purchase Shares of Narrowstep Common Stock at the Warrant Price of $0.60 per Share, dated as of March 2, 2007 (17)

10.14	Form of 12% Mandatorily Convertible Note, dated as of March 2, 2007 (18)

10.15	Employment Agreement between Narrowstep Inc. and David C. McCourt, dated June 8, 2007. (19)

10.16	Amended and Restated 2004 Stock Plan. (20)

10.17	Amendment and Waiver Agreement, dated as of May 29, 2008, among Narrowstep Inc. and the investors party thereto (21)

10.18	Form of Narrowstep Voting Agreement, dated as of May 29, 2008 (22)

10.19	Form of Subscription Agreement, dated as of May 29, 2008, by and between Narrowstep Inc. and the investors party thereto (23)

16.1	Letter on change in certifying accountants (24)

22.1	Subsidiaries of the registrant (25)

23.1	Consent of Lowenstein Sandler PC*

23.2	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Previously filed.

(1) Previously filed as exhibit 2.1 to the Company’s Form 8-K (Registration No. 333-108632) which was filed on June 30, 2008 and is incorporated herein by reference.

(2) Previously filed as exhibit 3.4 to the Company’s Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.

(3) Previously filed as exhibit 3.5 to the Company’s Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.

(4) Previously filed as exhibit 4.1 to the Company’s Form SB-2 (Registration No. 333-108632) which was filed on September 9, 2003 and is incorporated herein by reference.

(5) Previously filed as exhibit 10.4.1 to the Company’s Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.

(6) Previously filed as exhibit 10.9 to the Company’s Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.

(7) Previously filed as exhibit 10.12 to the Company’s Amendment No. 4 to Form SB-2 (Registration No. 333-108632) which was filed on March 4, 2005 and incorporated herein by reference.

(8) Previously filed as exhibit 16.1 to the Company’s Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.

(9) Previously filed as exhibit 10.19 to the Company’s Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on December 6, 2004 and incorporated herein by reference.

(10) Previously filed as exhibit 10.23 to the Company’s Post Effective Amendment No. 2 to Form SB-2 (Registration No. 333-108632) which was filed on August 8, 2005 and incorporated herein by reference.

(11) Previously filed as exhibit 10.1 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.

(12) Previously filed as exhibit 10.2 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.

(13) Previously filed as exhibit 10.3 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.

(14) Previously filed as exhibit 10.4 to Form 8-K which was filed on February 22, 2006 and incorporated herein by reference.

(15) Previously filed as exhibit 10.23 to Post-Effective Amendment No. 1 to the Company’s Form SB-2 (Registration No. 333-134023) which was filed on September 12, 2006 and incorporated herein by reference.

(16) Previously filed as exhibit 10.1 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.

(17) Previously filed as exhibit 10.2 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.

(18) Previously filed as exhibit 10.3 to Form 8-K which was filed on March 6, 2007 and incorporated herein by reference.

(19) Previously filed as exhibit 10.1 to Form 8-K which was filed on June 14, 2007 and incorporated herein by reference.

(20) Previously filed as exhibit 10.1 to Form 10KSB/A which was filed on June 20, 2007 and incorporated herein by reference.

(21) Previously filed as exhibit 10.1 to the Company’s Form 8-K (Registration No. 333-108632) which was filed on June 30, 2008 and is incorporated herein by reference.

(22) Previously filed as exhibit 10.2 to the Company’s Form 8-K (Registration No. 333-108632) which was filed on June 30, 2008 and is incorporated herein by reference.

(23) Previously filed as exhibit 10.3 to the Company’s Form 8-K (Registration No. 333-108632) which was filed on June 30, 2008 and is incorporated herein by reference.

(24) Previously filed as exhibit 16.1 to Form 8-K/A which was filed on December 20, 2005 and incorporated herein by reference.

(25) Previously filed as exhibit 22.1 to the Company’s Amendment No. 1 to Form SB-2 (Registration No. 333-108632) which was filed on July 12, 2004 and incorporated herein by reference.

† Confidential portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate audit fees billed by Rothstein, Kass & Company for each of the last fiscal years for professional services rendered by it for the audit of our annual financial statements and review of financial statements included in quarterly SEC reports were $215,711 and $106,180 for the fiscal years ended February 28, 2007 and February 29, 2008, respectively.

Audit-Related Fees

The aggregate fee billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements was $72,650 for the fiscal year ended February 28, 2007. The aggregate fee billed by Rothstein, Kass & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included under “Audit Fees” above was $61,820 for the fiscal year ended February 29, 2008.

Tax Fees

The aggregate fees billed by Rothstein, Kass & Company for each of the last two fiscal years for professional services rendered by it for tax compliance, tax advice and tax planning were nominal for the fiscal years ending February 28, 2007 and February 29, 2008, respectively.

All Other Fees

The aggregate fees billed by Rothstein, Kass & Company for products or services other than the services reported above were nominal for the fiscal years ending February 28, 2007 and February 29, 2008, respectively.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NARROWSTEP INC.

/s/ David C. McCourt

David C. McCourt
Interim Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 13, 2008.

Signature	Title	Date

Chairman of the Board of Directors,
/s/ David C. McCourt	Interim Chief Executive Officer	June 13, 2008

David C. McCourt

/s/ Lisa VanPatten	Chief Financial Officer	June 13, 2008

Lisa VanPatten

/s/ Jon Harrington	Director	June 13, 2008

Jon Harrington

/s/ Roger L. Werner, Jr.	Director	June 13, 2008

Roger L. Werner, Jr.

/s/ John Whyte	Director	June 13, 2008

John Whyte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and Stockholders of Narrowstep Inc.

We have audited the accompanying consolidated balance sheet of Narrowstep Inc. and Subsidiaries (collectively, the “Company”) as of February 29, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended February 29, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 29, 2008, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported significant losses from operations, had an accumulated deficit, utilized a significant amount of cash from operations, and requires additional financing to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Roseland, New Jersey
June 12, 2008

PART 1 - FINANCIAL INFORMATION Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

February 29, 2008 $

Assets
Current assets:
Cash and cash equivalents	4,170,850
Accounts receivable, net of allowance for doubtful accounts of $767,470	923,850
Prepaid expenses and other current assets	411,110

Total current assets	5,505,810

Property and equipment, net	1,995,504
Software development costs, net	682,060
Other assets	281,790

Total Assets	8,465,164

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Unearned revenue	31,536
Accounts payable	735,776
Net obligations under capital leases, current	153,322
Accrued expenses and other current liabilities	814,214

Total current liabilities	1,734,848
Net obligations under capital leases, long-term	143,408

Total Liabilities	1,878,256

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.000001 par value 450,000,000 shares authorized, 137,561,227 issued and outstanding	137
Additional paid-in capital	40,745,085
Accumulated deficit	(34,196,475)
Accumulated other comprehensive income	38,161

Total Stockholders’ Equity	6,586,908

Total Liabilities and Stockholders’ Equity	8,465,164

See Notes to Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	February 29, 2008 $	February 28, 2007 $

Revenue
Narrowcasting and other	5,559,042	4,369,117
Production services	286,691	1,639,718

Total revenue	5,845,733	6,008,835

Costs and Expenses
Operating	5,679,898	2,655,395
Selling, general and administrative	10,486,333	8,206,223
Research & development	2,738,259	1,088,723
Impairment charge on long-lived assets	861,858	1,228,437

Total operating expenses	19,766,348	13,178,778

Operating Loss	(13,920,615)	(7,169,943)

Interest income	185,646	132,042
Interest expense	(883,031)	(13,228)
Currency exchange income (loss)	(22,942)	(10,345)

Net Loss	(14,640,942)	(7,061,474)

Foreign currency translation adjustment	(13,714)	74,135

Comprehensive Loss	(14,654,656)	(6,987,339)

Net Loss per Common Share - Basic and Diluted	(0.16)	(0.16)
Weighted-Average Number of Common Shares Outstanding, Basic and Diluted	92,399,098	45,240,652

See Notes to Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock $	Additional Paid-In Capital $	Stock Subscription Receivable $	Accumulated Deficit $	Accumulated Other Comprehensive Income/(Loss) $	Total Stockholders’ Equity $

Balances - March 1, 2006	45,136,474	45	19,711,371	(1,410,000)	(12,494,059)	(22,260)	5,785,097

Issuance of common stock subscribed, net of commissions				1,410,000			1,410,000
Payment for services in kind to related parties	100,000		68,000				68,000
Warrants exercised	100,000		1,000				1,000
Stock options exercised	12,500		6,250				6,250
Placement legal fees			(46,668)				(46,668)
Net loss					(7,061,474)		(7,061,474)
Foreign currency translation gain						74,135	74,135
Stock based compensation charge			803,735				803,735

Balances - February 28, 2007	45,348,974	45	20,543,688	—	(19,555,533)	51,875	1,040,075

Issuance of restricted stock, net of retirement	16,108,500	16	2,400,337				2,400,353
Repurchase and cancellation of restricted shares	(1,328,250)	(1)	(317,185)				(317,186)
Convertible debt financing, net of expenses	35,392,003	35	7,803,330				7,803,365
Common stock sold in private placement, net of expenses	42,040,000	42	10,094,843				10,094,885
Warrants issued as payments for services in kind			19,625				19,625
Net loss					(14,640,942)		(14,640,942)
Foreign currency translation loss						(13,714)	(13,714)
Stock based compensation charge			200,447				200,447

Balances - February 29, 2008	137,561,227	137	40,745,085	—	(34,196,475)	38,161	6,586,908

See Notes to Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 29, 2008 $	February 28, 2007 $

Cash Flows from Operating Activities
Net loss	(14,640,942)	(7,061,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(173,064)	738,821
Depreciation and amortization	952,768	573,934
Loss on disposal of property and equipment	47,180	—
Stock-based compensation expense	2,600,800	803,735
Interest on short-term investment	—	(57,609)
Impairment charge on long - lived assets	861,858	1,228,437
Warrants issued to third party suppliers for services in kind	19,625	—
Interest on debt issuance	853,200	—
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable	652,993	(1,724,206)
Prepaid expenses and other current assets	(78,918)	(196,650)
Unearned revenue	(352,759)	207,667
Accounts payable, accrued expenses and other current liabilities	(388,538)	1,009,503

Net Cash Used in Operating Activities	(9,645,797)	(4,477,842)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,321,940)	(1,132,945)
Payment for security deposit	(281,790)	—
Payments for software development costs	(669,104)	(120,136)
Proceeds from short-term investments	—	2,557,609

Net Cash Provided by (Used in) Investing Activities	(3,272,834)	1,304,528

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	10,094,885	1,431,333
Net proceeds from issuance of debt instruments	6,989,891	—
Proceeds from exercise of stock options and warrants	—	7,250
Retirement of Narrowstep shares	(317,186)	—
Payments on capital leases	(123,552)	(75,298)

Net Cash Provided by Financing Activities	16,644,038	1,363,285

Net Increase (Decrease) in Cash and Cash Equivalents	3,725,407	(1,810,029)
Effect of exchange rates on change in cash	(21,427)	44,045
Cash and cash equivalents at the beginning of period	466,870	2,232,854

Cash and Cash Equivalents at the End of the Period	4,170,850	466,870

Supplemental schedule of non-cash investing activities:
Property and equipment acquired under capital leases	196,702	196,769
Supplemental schedule of non-cash financing activities:
Debt converted to equity	6,989,891	—
Interest on debt issuance paid out with common shares	853,200	—
Common Stock issued pursuant to consulting agreement		68,000

See Notes to Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          1. Organization and Basis of Presentation

Organization and Going Concern

Narrowstep Inc. was incorporated in Delaware on May 9, 2002 and adopted a fiscal year-end of February 28th (or 29th). The accompanying consolidated financial statements include the accounts of Narrowstep Inc. and its wholly-owned subsidiaries Narrowstep Ltd. and Sportshows Television Ltd. (“STV”), (collectively, the “Company”).

Narrowstep Inc. is in the business of developing, producing, transmitting and managing, via the Internet, television-like channels of streaming video broadcasts which are tailored for, and targeted to, specific audiences. Narrowstep Ltd. also offers a comprehensive range of related services which facilitate channel development, including consulting, channel design, maintenance, operation and content production. STV provided production services which the Company no longer offers.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $34,200,000 since inception. The Company has a working capital surplus of approximately $3,771,000 and has utilized cash from operations over the past two fiscal years of approximately $14,124,000. These factors among others, raise substantial doubt about the company’s ability to continue as a going concern.

On May 29, 2008, Narrowstep signed a definitive merger agreement with Onstream Media Corporation. Further details are described in Note 13 in the notes to the consolidated financial statements.

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

Revenue Recognition

The Company’s two primary sources of revenue are production services (which ceased in June 2007) and Internet TV channel building or “narrowcasting”.

Internet TV channel building service revenue includes the following: (i) consulting fees charged to assist customers in the design and development of the customer’s channel, (ii) consulting fees related to recording and encoding of specific customer content, and (iii) monthly license fees charged for ongoing maintenance, support, upgrades and content hosting activity. The minimum license period is 12 months unless it is an evaluation license. Revenues for the consulting fees are only recognized once the design and development of the channel is completed and accepted by the customer. Recording and encoding fees are due on delivery of the tapes or on completion of the upload of the encoded material onto the Company’s servers. Monthly license fees are recognized month-by-month starting with the month when the channel starts narrowcasting. Any up-front fees are deferred until the revenue is earned by either completion of the consulting activity or month-by-month hosting activity.

Production services revenues include the following: (i) preparation, scripting and filming of a single or multiple series of events, (ii) live editing and encoding of such events, (iii) editing of footage and final production into programs in the Company’s editing suites, and (iv) copying and delivery of the programs. Revenues are recognized once delivery of a program, in the form of edited tape, takes place. If it is a series then payments are staged and revenues recognized on completion of each discrete program. Any up-front fees are deferred and only recognized once the program, editing and production are complete. Until the revenues are earned and recognized any cash received up-front is treated as unearned revenue and any costs incurred in connection with services that have not been completed are capitalized as prepaid expenses.

The Company’s revenue recognition policy complies with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”, amended by SAB 104. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists – A non-cancelable signed agreement between the Company and the customer is considered to be evidence of an arrangement.

•

Delivery has occurred or services have been rendered – Although deposits or prepayments are common with orders, revenues are recognized only on the delivery of content or channel or service. Revenue from resellers is recognized upon sell-through to the end customer.

•

The seller’s price to the buyer is fixed or determinable – All the Company’s customers sign a written contract that states the price the customer will pay for the monthly license fee and for the bandwidth and storage usage. The Company’s contracts terms are typically 12 months. If the customer decides to cancel a channel, all of the development work, content production, initial license and monthly license fees to-date remain due and non-cancelable.

•

Collectibility is reasonably assured – The Company runs normal business credit checks on unknown new customers to minimize the risk of a customer avoiding payment. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the revenue is deferred and recognized upon cash collection. The Company also seeks a deposit wherever possible before commencing work on a new contract.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the consolidated balance sheet.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. At February 29, 2008 cash and cash equivalents consisted of checking and money market accounts aggregating $4,170,850. As of February 29, 2008 and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up calls and correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Costs of additions and substantial improvements to property and equipment are also capitalized. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized. The Company computes depreciation and amortization for all property and equipment using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows: Computer & Other Equipment are three years, Furniture and Fixtures are four years, Motor Vehicles are four years and Leasehold Improvements are over the term of the lease.

Loss Per Share

The Company complies with SFAS No. 128 “Earnings per Share”, which requires basic loss per common share to be computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the years ended February 29, 2008 and February 28, 2007.

Impairment of Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Software Development Costs

The Company accounts for its internal use software under SOP 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use”, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software development costs consist primarily of programmers’ compensation and benefits, where applicable. These costs are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are charged to research and development expense as incurred in accordance with SFAS No. 2 “Research and Development Costs.”

During the years ended February 29, 2008 and 2007, the Company capitalized $669,104 and $120,136 respectively, and recorded amortization expense of $117,967 and $128,491, respectively.

Foreign Currency Translation

The Company complies with the accounting and disclosure requirements of SFAS No. 52 “Foreign Currency Translation.” For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, statement of operations amounts are translated at an average exchange rate for the year. Assets and liabilities are translated at period end exchange rates. Translation adjustments are presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising and promotional costs charged to operations were $258,946 and $457,051 for the years ended February 29, 2008 and February 28, 2007, respectively.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

Income Taxes

Narrowstep Inc., the parent company, is a United States corporation and files corporate income tax returns in the United States. Narrowstep Ltd. and STV are companies incorporated in England and Wales and, as such, file their own corporate income tax returns in the United Kingdom. The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided in accordance with SFAS No. 109 “Accounting for Income Taxes”, for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using currently enacted tax laws and the effects of any changes in income tax laws are included in the provision for income taxes in the period of enactment. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the asset will not be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

The Company also complies with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

Stock-Based Compensation

The Company complies with the accounting and disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Impacts of Recent Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” “(SFAS 161)”, to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS 160 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows occurring in fiscal 2010 and thereafter.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Management is currently evaluating the effect that SFAS 157 may have on the Company’s financial statement disclosures.

          3. Pension, Post-Retirement and Other Employee Benefit Plans

Certain employees of STV are covered by a non-contributory defined contribution pension plan. Pension costs charged to operations were $697 and $12,330 for the years ended February 29, 2008 and 2007, respectively.

          4. Borrowings

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank’s customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At February 29, 2008 and February 28, 2007, the Company’s overdraft facilities consisted of approximately $19,800 and $19,600, respectively, with Barclays Bank PLC and $39,700 and $39,000, respectively, with National Westminster Bank PLC (NatWest). Neither facility was utilized on February 29, 2008 or February 28, 2007. The interest rate on the Barclays facility is 5.75% above Barclays’ variable base rate (which base rate was 5.0% per annum as of February 29, 2008). The interest rate on the NatWest facility is 5.75% above NatWest’s variable base rate (which base rate was 5.50% per annum as of February 29, 2008). The Company renewed the Barclays overdraft facility on March 20, 2008. The Company also renewed the NatWest overdraft facility on October 10, 2007 which will expire in one year from such date.

          5. Impairment of Long-Lived Assets

Impairment charge on long-lived assets reflects the write down of the Company’s equipment assets located in the Company’s California POP (Point of Presence) located in the Company’s internal content delivery network (CDN), which was shut down during April 2008.

The reason for the impairment was due to several factors. During the build out of the California POP, which had taken close to a year, the Company’s internal reports from the Company’s CDN indicated that the Company’s London and NY POP’s were sufficiently managing the traffic of the Company’s existing and newly signed customers. During this time, many of the projections related to customer bandwidth requirements had declined. One reason for the decline came as a result of the Company’s shift in focus from smaller content owners to larger enterprise customers. Making this change during the year, created a delay in signing up new customers since the sales cycle is longer for enterprise customers. At the same time, many third party CDN providers had dropped their rates and improved the streaming capabilities. In performing the cost analysis of keeping the California POP vs. utilizing the Company’s existing London and NY POP’s while interconnecting to a third party CDN, management determined that it could operate sufficiently and save a substantial amount per month vs. continuing to pay the high fixed monthly charges that the California POP required. In an effort to conserve operating cash and still meet the bandwidth demands of the Company’s customers, management made the decision to discontinue the operation of the California POP. Therefore, the assets associated with the POP were written down to market value. The market value was determined by obtaining the cost to sell the majority of the equipment and then applying that percent write down to the entire system.

During the fiscal year ended February 28, 2007, the Company took an impairment charge on long-lived assets, which reflected the write off of the goodwill and intangible assets of Sportshows Television, Ltd., the Company’s production services business. The production segment has not been profitable and the Company subsequently decided to exit the production segment.

          6. Property and Equipment

Property and equipment consists of the following at February 29, 2008:

Year Ended February 29, 2008
$

Leasehold improvements	220,200

Furniture and fixtures	103,179

Computer & other equipment	3,234,113

Motor vehicles	25,793
Less: Accumulated depreciation and amortization	(1,587,781)

Net Book Value	1,995,504

The Company leases certain equipment under capital lease arrangements. Depreciation for assets recorded under capital lease agreements is included within depreciation in the consolidated statements of operations. Assets recorded under capital lease agreements included in computer and other equipment consisted of equipment with a cost of $693,204, with an associated balance of accumulated depreciation of $464,001, as of February 29, 2008.

          7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following at February 29, 2008:

Year Ended February 29, 2008
$

Compensation accrual	300,532

Professional fees accrued	280,986

Bandwidth providers	152,780

Other	79,916

Total	814,214

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

          8. Stock Option Plan

In December 2003, the board of directors adopted the Narrowstep Inc. 2004 Stock Option Plan (the “Plan”). The purpose of the Plan is to allow the Company to provide a means by which eligible employees, Board members and certain non-employees may be given an opportunity to benefit from increases in value of its common shares. The Plan is administered by the board of directors. The Board is empowered to determine from time-to-time which of the persons eligible under the Plan shall be granted awards; when and how each award shall be granted; what type or combination of types of awards shall be granted; the provisions of each award granted, including the time or times when a person shall be permitted to receive common shares pursuant to an award; and the number of common shares with respect to which an award shall be granted to each person; to construe and interpret the Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration.

The Board, at any time, and from time to time, may amend the Plan.

The following table summarizes activity of the Plan for the years ended February 29, 2008 and February 28, 2007:

	Number of Shares	Weighted- Avg Exercise Price $

Outstanding at February 28, 2006	10,122,213	0.95
Granted	2,666,500	0.89
Exercised	(12,500)	0.50
Forfeited	(504,106)	0.85

Outstanding at February 28, 2007	12,272,107	0.94
Granted	2,497,267	0.56
Exercised	0	0.00
Forfeited	(5,285,739)	1.22

Outstanding at February 29, 2008	9,483,635	0.77

The following table contains information concerning outstanding stock options and restricted stock units as of February 29, 2008:

Exercise Price Range		Awards Outstanding				Awards Exercisable

		Quantity		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.00	$0.30	1,467,252		0.78	$0.20	1,467,252	0.78	$0.20
$0.31	$0.45	1,020,000		0.84	$0.40	1,010,000	0.84	$0.40
$0.46	$0.60	1,842,928	*	6.98	$0.53	1,450,000	2.47	$0.50
$0.61	$0.75	891,000		6.82	$0.68	641,000	5.90	$0.68
$0.76	$0.90	30,000		7.88	$0.90	30,000	7.88	$0.90
$0.91	$1.05	1,353,334		5.95	$0.95	786,672	3.79	$0.97
$1.06	$1.20	2,002,664		4.06	$1.20	2,002,664	4.06	$1.20
$1.21	$1.35	98,500		7.64	$1.25	98,500	7.64	$1.25
$1.36	$1.50	777,957		3.58	$1.50	777,957	3.58	$1.50

		9,483,635		3.91	$0.77	8,264,045	3.02	$0.81

* Balance includes 1,250,000 restricted stock units.

The following table contains information concerning outstanding warrants as of February 29, 2008:

Grant Date	Exercise Price $	Warrant Shares Issued

February 22, 2006	0.37	6,183,332
February 22, 2006	0.60	6,183,332
March 2, 2007	0.60	3,555,000
March 8, 2007	0.60	75,875
March 8, 2007	0.91	50,000
August 8, 2007	0.50	22,726,400
October 16, 2006	0.95	6,000
May 3, 2006	1.01	40,000
August 31, 2005	1.20	630,000

Total outstanding		39,449,939

All the warrants outstanding expire five years from the grant date.

The fair value of options and warrants granted during the years ended February 29, 2008 and February 28, 2007 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life in years	2
Risk-free interest rate	2% to 5%

Volatility	75%

Dividend Yield	Nil

On August 8, 2007, the Company closed a private financing with a number of accredited investors for the sale of common stock and warrants for a total purchase price of $10,510,000. Pursuant to the financing, the Company sold a total of 42,040,000 shares of common stock at a purchase price of $0.25 per share. The Company also issued warrants to purchase an aggregate of 21,020,000 shares of common stock at an exercise price of $0.50 per share, subject to adjustment. The warrants are exercisable at any time on or prior to August 8, 2012. The warrants contain customary anti-dilution provisions in the event of any stock split, reverse stock split, reclassification or recapitalization of the Company. In addition, the exercise price and the number of shares issuable upon the exercise of the warrants are subject to adjustment on a full-ratchet basis in the event that the Company issues or are deemed to have issued shares of common stock at an effective purchase price of less than $0.50 per share, subject to certain exceptions. In the financing, the Company issued to the placement agents warrants to purchase an aggregate of 1,706,400 shares of common stock. Those warrants have the same terms as the warrants issued in the financing, except that the warrants issued to the placement agents have a cashless exercise right.

          9. Income Taxes

The Company did not incur taxes due to the net losses in the fiscal years ended February 28, 2007 and 2006. The components of net loss before income taxes are as follows:

	Year Ended February 29, 2008 $	Year Ended February 28, 2007 $

United States	(11,122,747)	(5,399,827)

Foreign	(3,518,195)	(1,661,647)

Net Loss	(14,640,942)	(7,061,474)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended February 29, 2008 $	Year Ended February 28, 2007 $

Income tax at the federal statutory rate of 35%	(5,124,330)	(2,471,516)

Non-deductible costs	922,280	(732,512)
Change in valuation allowances	4,010,116	1,659,081

Foreign tax rate differences	175,910	83,082
Other	16,024	(3,159)

Net Book Value	0	0

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets are as follows:

February 29, 2008 $

Net operating loss carryforwards	7,146,951

Allowance for bad debt	51,715

Property and equipment	512,887

Gross deferred tax assets	7,711,553
Less valuation allowance	(7,711,553)

Net deferred tax asset	0

Management regularly assesses the ability to realize deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by management to determine the amount of deferred tax assets that are likely to be realized is based upon the Company’s recent earnings and estimated future taxable income in applicable tax jurisdictions.

The Company has not generated any taxable income to date, and therefore has not had to pay any income tax since its inception. The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be recovered. For the fiscal year ended February 29, 2008, the Company’s net operating loss carryforward, at the expected tax rates for its operations, is approximately $3,049,000 which is deductible against future taxable income generated in the United Kingdom, which will remain in place until utilized and approximately $4,053,000 which is deductible against future taxable income generated in the United States, which will remain available until utilized or begin to expire through February 28, 2025.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. In connection with the proposed Merger Agreement (see Note 13), management believes that such an ownership change will occur, however, the amount of any limitation on the use of the loss carryforwards can not be determined at this time.

          10. Related Party Transactions

Options granted to current directors. The Company has granted to Roger L. Werner, Jr., a member of the board of directors, options to purchase 300,000 shares at an exercise price of $1.18 on March 28, 2006 which are exercisable until March 28, 2016. The Company has granted to each of David C. McCourt and Jack Whyte, members of the board of directors, options to purchase 300,000 shares at an exercise price of $0.67 per share on June 7, 2006 which are exercisable until June 27, 2011. All of the foregoing options granted to Messrs. Werner, McCourt and Whyte were fully vested on the date granted.

On December 2, 2005, the Company entered into a consultancy agreement with Roger L. Werner, Jr. Pursuant to this agreement, on May 23, 2006, Mr. Werner was granted options to purchase 30,000 shares at an exercise price of $0.75 per share, for consultancy services for the year ended February 28, 2007.

On January 10, 2008, the Company granted Jon Harrington, a member of the board of directors, 300,000 restricted shares which he transferred to Omni Capital. The Company also granted 300,000 restricted shares to Roger L. Werner, Jr. and 500,000 to Jack Whyte. All the shares granted on January 10, 2008 have the following vesting schedule: 25% vested upon grant, the remaining vest in equal installments on the first of every month beginning February 1, 2008 with the last vesting date to be September 1, 2008.

Options granted to current officers. On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, the Company’s Chief Financial Officer, at an exercise price of $0.92 per share. These options vest over a three-year period and expire on February 8, 2017. On April 30, 2007, the Company granted options to purchase 250,000 shares to Lou Holder, the Company’s Chief Technology Officer, at an exercise price of $0.68 per share. These options vest over a three-year period and expire on April 30, 2017.

On June 8, 2007, the Company entered into an employment agreement with David C. McCourt pursuant to which the Company granted Mr. McCourt 1,250,000 shares of restricted stock units which vested monthly until November 30, 2007 and 2,500,000 shares of restricted stock which vested based on the Company’s meeting certain performance milestones. All of the restricted stock units and shares of restricted stock granted to Mr. McCourt pursuant to his employment agreement have fully vested as of November 30, 2007, as determined by the Company’s Compensation Committee. Mr. McCourt elected to issue back to the Company 336,000 shares of restricted stock with an approximate value of $177,000 to cover the taxes due on the vested restricted stock that the Company paid for on behalf of Mr. McCourt. On December 18, 2007, the Company granted Mr. McCourt 1,250,000 restricted shares which fully vested. Mr. McCourt elected to issue back to the Company 992,000 shares of restricted stock with an approximate value of $140,000 to cover the taxes due on the vested restricted stock that the Company paid for on behalf of Mr. McCourt. On January 10, 2008, the Company granted David C. McCourt 2,500,000 restricted shares which are subject to vesting upon the Company’s meeting certain targets established by the Company’s Compensation Committee.

On January 10, 2008, the Company granted Lisa VanPatten 500,000 shares of restricted stock, Lou Holder 750,000 shares of restricted stock, Barak Bar-Cohen 1,000,000 shares of restricted stock and David C. McCourt 900,000 shares of restricted stock which vest upon termination of employment in connection with a change of control of the Company, or upon $4M EBITDA attainment. None of these shares of restricted stock have vested to date.

Options granted to former officers. The Company has granted options to purchase 1,000,000 shares of common stock to Steven Crowther, the Company’s former Senior Vice President and Chief Financial Officer, at an exercise price of $1.20 per share. 500,000 of these options were granted and vested on March 1, 2005 and are exercisable until February 28, 2015. 500,000 of these options were granted on August 11, 2005, 100,000 of which vested immediately and the remaining 400,000 vested on July 1, 2006. These options are exercisable until August 11, 2015. On January 17, 2006, the Company granted Mr. Crowther additional options to purchase 100,000 shares of common stock, at an exercise price of $0.90 per share. 50,000 of these options vested immediately on January 17, 2006. In connection with the Separation and General Release Agreement between the Company and Mr. Crowther, the period during which Mr. Crowther may exercise his vested options was extended from September 29, 2006 until June 29, 2007. These options have since expired.

The Company has granted options to purchase a total of 900,000 shares of common stock to Stephen Beaumont, the Company’s former President and Chief Executive Officer. 200,000 of these options were granted on November 15, 2005 at an exercise price of $1.50, 100,000 vested immediately and the remainder vested on February 1, 2006. The remaining options were granted on February 28, 2006, 250,000 at an exercise price of $1.00 per share, which vested immediately, and 450,000 at an exercise price of $1.50 per share, 225,000 of which vested on June 30, 2006 and 225,000 of which vested on December 31, 2006. In connection with the Separation and General Release Agreement between the Company and Mr. Beaumont, the period during which Mr. Beaumont may exercise his vested options was extended until December 31, 2007. These options have since expired.

Transactions with companies in which certain persons hold an interest. Narrowstep Ltd. has developed a channel for LTR Consultancy. John Goedegebuure, a founder and shareholder of the Company, is the managing director and a shareholder of LTR Consultancy. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 28, 2007, was $185,480 and $53,614 respectively. Total revenue and total receivables from LTR Consultancy for fiscal year ending February 29, 2008, was $42,236 and $87,224 respectively. The total amount in receivables remained unpaid and the Company wrote off the amount. Pursuant to an Investor Relations Agreement with the Company, LTR Consultancy earned fees for investor relations services of $33,705 for fiscal year ended February 28, 2007. Of these fees, $6,211 was unpaid and netted against the amount owed which was written off before the end of the fiscal year.

Outdoor Channel, a customer of the Company, began utilizing the Company’s services in May 2007. The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a member of the Company’s board of directors. The Company billed Outdoor Channel, $67,705 for the fiscal year ended February 29, 2008 and the balance in accounts receivable at February 29, 2008 is $6,459.

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

In connection with the Company’s August 2007 financing, Mr. McCourt purchased 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock for a total purchase price of $1,000,000. In addition, Mr. McCourt entered into a lock up agreement pursuant to which he and certain entities controlled by him agreed for a period of nine months from August 8, 2007 not to sell, dispose or otherwise transfer any shares of common stock owned by them, subject to certain exceptions.

On May 29, 2008, we entered into a definitive merger agreement pursuant to which our Company will be acquired by Onstream Media Corporation. In connection with the conditions to closing set forth in the Merger Agreement, we have entered into subscription agreements (the “Subscription Agreements”) with three of our major stockholders, including Mr. Lewis and David C. McCourt, our Chairman and Interim Chief Executive Officer. For a more complete discussion regarding the Merger, see Note 13.

          11. Concentrations

The Company’s largest four customers in the aggregate accounted for approximately $2,200,000, or 38% of the Company’s revenues fiscal year ended February 29, 2008 and approximately $1,400,000, or 23% of the Company’s revenues for fiscal year ended February 28, 2007. The accounts receivable balance for the largest four customers was $520,557 as of February 29, 2008.

          12. Commitments

When a lease is classified as an operating lease, the risks and rewards remain with the lessor and the lease expenses are treated as operating expense.

The Company has non-cancelable operating leases to occupy the following properties: Princeton NJ, which terminates on July 31, 2008. The Company’s lease for its London facility was signed in November 2007 for a term of approximately four years. Below are the minimum lease payments due under the operating leases:

$

February 28, 2009	182,784
February 28, 2010	193,899
February 28, 2011	204,812
February 29, 2012	51,885

Total	633,380

Rent expense for the years ended February 28, 2007 and February 29, 2008 was approximately $387,000 and $483,000, respectively

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

As of February 29, 2008, the Company’s principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below:

Year ended February 29, 2008 $

Amounts payable:

Within 12 months	175,469

Between one and two years	121,252

Between two and three years	31,521

Total future commitment	328,242
Less: finance charges allocated to future periods	(31,512)

Present Value	296,730

At February 29, 2008 the Company had one employment agreement outstanding with David C. McCourt, Interim Chief Executive Officer. This agreement stays in effect for two years or until employment is terminated (See Item 10. Executive Compensation for further details). For fiscal year ending February 29, 2008, Mr. McCourt was not paid a salary.

          13. Subsequent Events

Merger Agreement

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Onstream Media Corporation, a Florida corporation (“Onstream”), Onstream Merger Corp., a newly formed Delaware corporation and a wholly owned subsidiary of Onstream (“Merger Sub”) and W. Austin Lewis IV, as stockholder representative for the Company’s stockholders. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Onstream will acquire the Company by means of a merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Onstream after the Merger (the “Surviving Corporation”).

Pursuant to the Merger Agreement, at the effectiveness of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, other than shares held by stockholders who have perfected their appraisal rights under Delaware law, shares held by Onstream and shares held by any subsidiary of the Company (collectively, the “Shares to be Converted”), will be converted into (i) shares of Onstream common stock, par value $0.0001 per share (“Onstream Common Stock”) based on an exchange ratio determined as described below and (ii) one contingent value right (a “Contingent Value Right”) having terms and conditions described below. Onstream Common Stock and Contingent Value Rights issued in respect of the Company’s common stock subject to certain restricted stock awards will be subject to any vesting conditions contained in such awards.

The aggregate number of shares of Onstream Common Stock issuable in the Merger in exchange for the Shares to be Converted will be the greater of (i) the sum of (A) two (2) times Annualized Company Revenue (as defined in the Merger Agreement) and (B) the greater of (1) the amount of the Company’s cash and cash equivalents immediately prior to the Effective Time and (2) 1,500,000 and (ii) 10,500,000. The exchange ratio will be the amount determined as described in the prior sentence divided by the Shares to be Converted (the “Exchange Ratio”).

The final Exchange Ratio will be determined based on the Company’s consolidated revenues for the quarter ended May 31, 2008 (as adjusted pursuant to the terms of the Merger Agreement) and may not be known prior to the Effective Time. Accordingly, the Merger Agreement provides that the Shares to be Converted will receive an aggregate of 10,500,000 shares of Onstream Common Stock (the “Minimum Exchange Ratio”) upon consummation of the Merger. In the event that the final Exchange Ratio exceeds the Minimum Exchange Ratio, former holders of Shares to be Converted will receive additional shares of Onstream Common Stock within 30 days after the final determination of the Exchange Ratio. No assurance can be given that the Exchange Ratio will exceed the Minimum Exchange Ratio.

In the Merger, outstanding shares of the Company’s Series A Preferred Stock will be converted into an aggregate of 600,000 shares of Onstream Common Stock.

In connection with the Merger, the Surviving Corporation will assume the Company’s obligations under its outstanding warrants. From and after the Merger, except as summarized below, holders of warrants will have the right to exercise their warrants for a number of shares of Onstream Common Stock and at exercise prices appropriately adjusted to give effect to the greater of the Exchange Ratio and the Minimum Exchange Ratio. Holders of warrants to acquire an aggregate of 22,726,400 shares of Company Common Stock issued by the Company in August 2007 (the “2007 Warrants”) will have the right to exercise their 2007 Warrants for cash only for an aggregate of 1,000,000 shares of Onstream Common Stock at an exercise price of $3.50 per share. In the event that any of the warrants are exercised prior to the Final Exercise Date (as defined in the CVR Agreement referenced below), an exercising holder will also be entitled to receive Contingent Value Rights in an amount equal to the number of Contingent Value Rights such holder would have received had its warrants been exercised immediately prior to the Effective Time. In connection with the Merger Agreement, holders of a majority of the 2007 Warrants have entered into an Amendment and Waiver Agreement with the Company (the “Amendment and Waiver Agreement”) pursuant to which such holders, on behalf of themselves and all other holders of the 2007 Warrants, agreed to amend the terms of the 2007 Warrants as provided above and to waive certain antidilution and other rights.

The Contingent Value Rights will be issued pursuant to the terms of a Contingent Value Rights Agreement to be entered into among Onstream, Mr. Lewis as the CVR Representative and Interwest Transfer Co., as Rights Agent, in the form attached to the Merger Agreement (the “CVR Agreement”). Pursuant to the terms and subject to the conditions set forth in the CVR Agreement, the Contingent Value Rights will be converted into shares of Onstream Common Stock in the event that the Company reaches certain revenue targets for the initial 12-month and subsequent 6-month periods following the Merger; provided, however, that the maximum number of shares of Onstream Common Stock issuable in the Merger, including those pursuant to the Contingent Value Rights and the conversion of the Company’s Series A Preferred Stock, will not exceed 20,000,000. The number of shares of Onstream Common Stock issuable upon the conversion of each Contingent Value Right will depend on a number of factors, including the Company’s business meeting the revenue targets set forth in the CVR Agreement and the number of warrants, if any, exercised prior to the final determination of the consideration, if any, to be paid pursuant to the CVR Agreement. The conversion of Contingent Value Rights into Onstream Common Stock will occur in two stages, shortly following the final determination of whether the initial 12-month and subsequent 6-month targets have been met.

The Contingent Value Rights will not be transferable by the holders thereof except by operation of law in limited circumstances. The Company does not expect a market to develop for the Contingent Value Rights. No assurance can be given that the Contingent Value Rights will result in the issuance of additional shares of Onstream Common Stock.

The Merger Agreement contains customary representations and warranties of the Company, Onstream and Merger Sub. The Merger Agreement also contains customary covenants, including covenants regarding operation of the business of the Company and its subsidiaries prior to the closing of the Merger.

In addition, the Company has agreed to use its commercially reasonable efforts to operate its business in accordance with a restructuring plan attached as an exhibit to the Merger Agreement (the “Restructuring Plan”), which is designed to significantly reduce or eliminate substantial costs related to Company’s facility leases, selling, general and administrative expenses, public company and headquarters costs, and other professional fees and services. Specifically, the Restructuring Plan is a transitional business plan that the Company will follow until the close of the Merger. The Restructuring Plan includes a detailed four month cash operating budget for the Company beginning June 2008. The budget consists of a breakdown of cash proceeds to the Company from customer receivables, equipment sales and additional investments and a breakdown of various cash operating expenses and other cash payments out from the Company. The Restructuring Plan also lists certain employees and contractors that will be terminated prior to the closing of the Merger as well as certain employees that will enter into one-year employment contracts with the Company. The Company is responsible for the funding of all salaries and benefits for the terminated employees and consultants, as well as the cost of any severance, from pre-closing cash. The Restructuring Plan further sets forth an approval process that the Company will follow for travel, telephone, communication and other various operating expense purchases. The Restructuring Plan also requires that the Company send its weekly reports, such as accounts receivable, payroll and accounts payable, to Onstream for review at least three days prior to payment. Pursuant to the Restructuring Plan, the Company may not enter into any contracts, hire any new employees or make any purchases greater than $1000.00 without first obtaining Onstream’s approval. The Restructuring Plan also effects a reorganization of management in that certain of the Company’s departments are required to report to the senior manager of the equivalent department at Onstream. The Restructuring Plan also requires that, at the closing of the Merger, the Company’s current assets (excluding cash) will exceed the Company’s current liabilities, as determined on a basis consistent with the Company’s previously issued financial statements. Lastly, the Restructuring Plan states that proceeds from the sale of equipment (as set forth in the operating budget described above) will be limited to equipment located at the Company’s California POP (Point of Presence) located in the Company’s internal content delivery network (CDN), which was shut down during April 2008.

In connection with the conditions to closing set forth in the Merger Agreement, the Company has entered into subscription agreements (the “Subscription Agreements”) with three of its major stockholders, including Mr. Lewis and David C. McCourt, our Chairman and Interim Chief Executive Officer. Under the Subscription Agreements, the three stockholders agreed to purchase immediately prior to the Merger shares of a to-be-established Series A Preferred Stock at a purchase price of $100,000 per stockholder. In connection therewith, each such stockholder is expected to receive 10,000 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock will be entitled to such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefore (no such dividends are expected to be paid under the terms of the Restructuring Plan), will not have any voting rights (except to the extent required by applicable law), will have no right to convert the Series A Preferred Stock into shares of our common stock or any other of our securities and will have no right to force our redemption or repurchase of the Series A Preferred Stock. It is expected that the Company will file a certificate of designations establishing the terms of the Series A Preferred Stock with the Secretary of State of Delaware shortly prior to the closing of the Merger. The sale of the Series A Preferred Stock pursuant to the Subscription Agreements is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The Merger is subject to customary closing conditions, including obtaining the approval of the Company’s and Onstream’s stockholders. The Merger Agreement may be terminated under certain specified events, including by either Onstream or the Company if the Effective Time has not occurred on or prior to October 31, 2008. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee of $377,000 to Onstream. Both the Company and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement. Pursuant to the Voting Agreements, the holders of approximately 35% of the Company’s common stock presently outstanding and approximately 42% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

Compensation Award

On March 25, 2008, the Company granted Mr. McCourt 1,250,000 restricted Stock Units pursuant to his employment agreement which vest monthly up until November 1, 2008.