Form 10KSB/A
period 2008-02-29
NARROWSTEP INC
filed 2008-06-16
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

1

Explanatory Note

Narrowstep Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2008 solely to furnish the signature line on the “Report of Independent Registered Public Accounting Firm” that was inadvertently omitted in the initial filing. There are no other changes and the text of the Annual Report remains unchanged.

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
June 12, 2008

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

Signature	Title	Date

Chairman of the Board of Directors,
/s/ David C. McCourt	Interim Chief Executive Officer	June 16, 2008
David C. McCourt

/s/ Lisa VanPatten	Chief Financial Officer	June 16, 2008
Lisa VanPatten

/s/ Jon Harrington	Director	June 16, 2008
Jon Harrington

/s/ Roger L. Werner, Jr.	Director	June 16, 2008
Roger L. Werner, Jr.

/s/ John Whyte	Director	June 16, 2008
John Whyte