Form 10KSB/A
period 2008-02-29
NARROWSTEP INC
filed 2008-06-20
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2
Amendment No. 2

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

Explanatory Note

Narrowstep Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008 solely to provide a complete copy of the Annual Report that includes the signature line on the “Report of Independent Registered Public Accounting Firm” that was inadvertently omitted in the initial filing and previously provided in the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB/A filed with the SEC on June 16, 2008. There are no other changes and the text of the Annual Report remains unchanged.

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

NARROWSTEP INC.

/s/ David C. McCourt

David C. McCourt
Interim Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 20, 2008.

Signature	Title	Date

Chairman of the Board of Directors,
/s/ David C. McCourt	Interim Chief Executive Officer	June 20, 2008

David C. McCourt

/s/ Lisa VanPatten	Chief Financial Officer	June 20, 2008

Lisa VanPatten

/s/ Jon Harrington	Director	June 20, 2008

Jon Harrington

/s/ Roger L. Werner, Jr.	Director	June 20, 2008

Roger L. Werner, Jr.

/s/ John Whyte	Director	June 20, 2008

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