Form 10QSB
period 2008-05-31
NARROWSTEP INC
filed 2008-07-08
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

|_| Yes |X| No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,422,477 shares of common stock, $0.000001 par value.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31, 2008	February 29, 2008
	(Unaudited)
	$	$
Assets
Current assets:
Cash and cash equivalents	1,908,135	4,170,850
Short-term investments	281,790
Accounts receivable, net of allowance for doubtful accounts	776,782	923,850
of $681,864 and $767,470 at May 31, 2008 (unaudited) and
February 29, 2008, respectively
Prepaid expenses and other current assets	263,638	411,110

Total current assets	3,230,345	5,505,810
Property and equipment, net	1,739,459	1,995,504
Software development costs, net	796,689	682,060
Other assets	-	281,790

Total Assets	5,766,493	8,465,164

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Unearned revenue	158,600	31,536
Accounts payable	481,867	735,776
Net obligations under capital leases, current	148,939	153,322
Accrued expenses and other current liabilities	491,951	814,214
Total current liabilities	1,281,357	1,734,848
Net obligations under capital leases, long-term	108,528	143,408

Total Liabilities	1,389,885	1,878,256

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.000001 par value 450,000,000 shares authorized,	138	137
138,422,477 issued and outstanding at May 31, 2008 (unaudited) and
137,561,227 issued and outstanding at February 29, 2008
Additional paid-in capital	41,060,938	40,745,085
Accumulated deficit	(36,712,856)	(34,196,475)
Accumulated other comprehensive income	28,388	38,161

Total Stockholders' Equity	4,376,608	6,586,908

Total Liabilities and Stockholders' Equity	5,766,493	8,465,164

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended
	May 31, 2008	May 31, 2007
	$	$
Revenue
Narrowcasting and other	961,081	1,415,160
Production services	-	175,633

Total revenue	961,081	1,590,793

Costs and Expenses
Operating	938,547	1,225,791
Selling, general and administrative	2,306,674	2,645,624
Research & development	245,429	798,750

Total operating expenses	3,490,650	4,670,165

Operating Loss	(2,529,569)	(3,079,372)
Interest income	20,852	48,249
Interest expense	(8,008)	(227,892)
Currency exchange income (loss)	344	(1,903)

Net Loss	(2,516,381)	(3,260,918)

Foreign currency translation adjustment	(9,773)	17,472

Comprehensive Loss	(2,526,154)	(3,243,446)

Net Loss per Common Share - Basic and Diluted	(0.02)	(0.07)
Weighted-Average Number of Common Shares Outstanding,
Basic and Diluted	138,216,105	45,348,974

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	May 31, 2008	May 31, 2007
	$	$
Cash Flows from Operating Activities
Net loss	(2,516,381)	(3,260,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(85,606)	581,605
Depreciation and amortization	232,635	205,848
Loss on disposal of property and equipment	64,578	-
Stock-based compensation expense	315,854	81,779
Interest on short-term investment	3,605	-
Fair value of options and warrants granted to third party suppliers	-	19,625
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable	232,673	(593,775)
Prepaid expenses and other current assets	147,472	33,250
Unearned revenue	127,064	76,895
Accounts payable, accrued expenses and other current liabilities	(576,172)	304,489

Net Cash Used in Operating Activities	(2,054,278)	(2,551,202)

Cash Flows from Investing Activities
Purchases of property and equipment	(48,832)	(528,637)
Payments for software development costs	(152,347)	-
Repayment of Security Deposit	281,790	-
Purchase of short-term investments	(281,790)	-

Net Cash (Used in) Investing Activities	(201,179)	(528,637)

Cash Flows from Financing Activities

Net proceeds from issuance of convertible notes payable	-	6,950,130
Payments on capital leases	(39,263)	(19,882)

Net Cash Provided by (Used in) Financing Activities	(39,263)	6,930,248

Net Increase (Decrease) in Cash and Cash Equivalents	(2,294,720)	3,850,409
Effect of exchange rates on change in cash	32,005	10,933
Cash and cash equivalents at the beginning of period	4,170,850	466,870

Cash and Cash Equivalents at the End of the Period	1,908,135	4,328,212

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation.  Throughout this document, Narrowstep Inc. and its subsidiaries are referred to as “Narrowstep,” “we” or the “Company.”  The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods.  We believe that these interim condensed consolidated financial statements include all adjustments necessary to present fairly the results for the interim periods shown.  The results for the interim periods are not necessarily indicative of the results of any other interim period or for the full year.  The reader is referred to the audited consolidated financial statements and notes thereto for the year ended February 29, 2008 filed as part of Narrowstep Inc. and Subsidiaries (collectively, the “Company”) Form 10-KSB for such year.

Principles of Consolidation.  The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Our subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing various services.  All intercompany transactions have been eliminated in consolidation.

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

NOTE 2.  GOING CONCERN

The Company has incurred net losses and negative cash flow from operations since inception.  We had an accumulated deficit of approximately $36.7 million as of May 31, 2008.  The Company historically has financed its operations primarily through private equity and convertible debt financing.  The Company currently does not have the liquidity or financing available to fund its operations for the next 12 months without additional capital being raised or financing being acquired.  On May 29, 2008, we entered into a definitive merger agreement pursuant to which the Company will be acquired by Onstream Media Corporation (See Note 3 for more details).  We are currently operating our business in accordance with the Restructuring Plan, as outlined in the Merger Agreement with Onstream, which is intended to reduce costs and operating losses.  However, we cannot be certain when we will operate profitably, if ever, and in the event the Merger Agreement is terminated, we may not be able to continue as a going concern.

NOTE 3.  RECENT EVENT

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

Pursuant to the Merger Agreement, at the effectiveness of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.000001 per share, other than shares held by stockholders who have perfected their appraisal rights under Delaware law, shares held by Onstream and shares held by any subsidiary of the Company (collectively, the “Shares to be Converted”), will be converted into (i) shares of Onstream common stock, par value $0.0001 per share (“Onstream Common Stock”), based on an exchange ratio determined as described below and (ii) one contingent value right (a “Contingent Value Right”) having terms and conditions described below.  Onstream Common Stock and Contingent Value Rights issued in respect of the Company’s common stock subject to certain restricted stock awards will be subject to any vesting conditions contained in such awards.

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

In the Merger, outstanding shares of the Company’s Series A Preferred Stock, par value $.000001 per share, will be converted into an aggregate of 600,000 shares of Onstream Common Stock.

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

NOTE 4.  SALE OF COMMON STOCK

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

NOTE 5.  CONVERTIBLE NOTES PAYABLE

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

NOTE 6. RELATED PARTY TRANSACTIONS

Options granted to current directors. On January 10, 2008, the Company granted Jon Harrington, a member of the board of directors, 300,000 restricted shares which he transferred to Omni Capital.  The Company also granted 300,000 restricted shares to Roger L. Werner, Jr. and 500,000 to Jack Whyte.  All the shares granted on January 10, 2008 have the following vesting schedule: 25% vested upon grant, the remaining vest in equal installments on the first of every month beginning February 1, 2008 with the last vesting date to be September 1, 2008.

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

On January 10, 2008, the Company granted Lisa VanPatten 500,000 shares of restricted stock, Lou Holder 750,000 shares of restricted stock, Barak Bar-Cohen 1,000,000 shares of restricted stock and David C. McCourt 900,000 shares of restricted stock which vest upon termination of employment in connection with a change of control of the Company, or upon $4M EBITDA attainment.  None of these shares of restricted stock have vested to date.  On March 25, 2008, the Company granted Barak Bar-Cohen 1,000,000 shares of restricted stock which have the same vesting schedule as those restricted shares granted on January 10, 2008.  On March 24, 2008, the Company granted Mr. McCourt 1,250,000 restricted stock units pursuant to his employment agreement which vest monthly up until November 1, 2008.

Transactions with companies in which certain persons hold an interest.  Outdoor Channel, a customer of the Company, began utilizing the Company’s services in May 2007.  The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a member of the Company’s board of directors.  The Company billed Outdoor Channel, $67,705 for the fiscal year ended February 29, 2008 and the balance in accounts receivable at February 29, 2008 is $6,459.  The Company billed Outdoor Channel, $17,994 for the three months ended May 31, 2008 and the balance in accounts receivable at May 31, 2008 is $11,776.

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

On May 29, 2008, we entered into a definitive merger agreement pursuant to which our company will be acquired by Onstream Media Corporation.  In connection with the conditions to closing set forth in the Merger Agreement, we have entered into subscription agreements (the “Subscription Agreements”) with three of our major stockholders, including Mr. Lewis and David C. McCourt, our Chairman and Interim Chief Executive Officer for the purchase of preferred stock upon the consummation of the Merger. For a more complete discussion regarding the Merger, see Note 3.

NOTE 7. CONCENTRATIONS

The largest four customers in the aggregate accounted for $314,565, or 33% of our revenues for the three months ended May 31, 2008 and approximately $566,675, or 36% of our revenues for the three months ended May 31, 2007.  The accounts receivable balance for the largest four customers was $394,574 as of May 31, 2008.

NOTE 8. SUBSEQUENT EVENTS

Consistent with the Merger Agreement, Narrowstep Inc. separated employment with Barak Bar-Cohen, President and Chief Operating Officer of the Company, effective June 30, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

For ease of reading, Narrowstep Inc. is referred to as “Narrowstep,” “we” or the “Company” throughout this document and the names of the particular subsidiaries providing the services generally have been omitted.  Narrowstep is a holding company whose subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing distribution services and equipment.  You should read this discussion in conjunction with the interim condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Consolidated revenues for the three months ended May 31, 2008 decreased by $629,712, or 40%, to $961,081 as compared to $1,590,793 for the three months ended May 31, 2007 as follows:

Revenues for the three months ended May 31, 2008 decreased by $454,079, or 32%, to $961,081 as compared to $1,415,160 for the three months ended May 31, 2007.  The decrease in revenue resulted primarily in an increase in net customer turnover, particularly in Europe. Revenues were negatively impacted by the non-renewal of several large customer contracts which expired during the quarter.  We renewed our contract with our largest customer during the quarter, on terms which resulted in significantly lower revenues during the three-months ended May 31, 2008, as compared to the comparable period in 2007.  In addition, revenues decreased as a result of continuing high levels of non-payment.  Revenues also declined as a result of our previously announced exit from the production services business.

Geographical distribution of consolidated revenues (unaudited):

	Three Months Ended
	May 31, 2008	May 31, 2007	Percent
	$	$	Change
United States	189,857	226,349	-16%
Europe, Middle-East and Africa	696,100	1,339,108	-48%
Asia Pacific	74,959	-	0%
Internet Sales	165	25,336	-99%

Total	961,081	1,590,793	-40%

Consolidated costs and expenses for the three months ended May 31, 2008 decreased by $1,179,515, or 25%, to $3,490,650 as compared to $4,670,165 for the three months ended May 31, 2007 as follows:

Operating expenses include the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation.  For the three months ended May 31, 2008, these costs were $938,547, a 23% decrease over the $1,225,791 reported in the three months ended May 31, 2007.  The decrease resulted primarily from headcount reductions in customer support and production services related to the restructuring and streamlining of sales support and our previously announced decision to exit the production business.

Selling, general and administrative expenses include employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help.  For the three months ended May 31, 2008, these costs were $2,306,674, a 13% decrease over the $2,645,624 reported for the three months ended May 31, 2007.  The decrease resulted primarily from headcount reductions in sales and administrative staff.  Due to our efforts in establishing policies and procedures to lower bad debt expense, there was also a significant reduction in bad debt expenses as compared to the previous year.   Partially offsetting this decrease was a settlement payment made in connection with the cancellation of our lease at Carnegie Center.  The Company decided to exit this lease because of the reduction in headcount and to reduce facility expenses going forward.

Research & development expenses include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts.  For the three months ended May 31, 2008, these costs were $245,429, a 69% decrease over the $798,750 reported for the three months ended May 31, 2007.  The decrease came primarily from reductions in consulting costs and in employee headcount.  Many of the projects launched last year were completed in the third and fourth quarter of the fiscal year ended February 29, 2008.  Current initiatives are being managed by the existing staff.

Liquidity and Capital Resources

Net cash used in operating activities was $2,054,278 for the three months ended May 31, 2008, compared to $2,551,202 for the three months ended May 31, 2007.  The decrease in cash used in operations was due primarily to the decrease in our net loss.  Our net loss for the period decreased significantly for the reasons described above.

Net cash used in investing activities was $201,179 for the three months ended May 31, 2008, compared to $528,637 for the three months ended May 31, 2007.  This decrease resulted primarily from the reduction in our capital equipment purchases offset by an increase in internal software development costs and the purchase of short term investments.

Net cash provided by (used in) financing activities was ($39,263) for the three months ended May 31, 2008, compared to $6,930,248 for the three months ended May 31, 2007.  The decrease is primarily attributable to the issuance of the Company’s 12% mandatorily convertible notes issued March 2, 2007 as described below.

We had $1,908,135 in cash and cash equivalents available at May 31, 2008 and available bank overdraft facilities of $59,300.

We have financed our operations primarily through private sales of our equity and convertible debt securities since inception. From our inception date through May 31, 2008, we issued an aggregate of 122,780,977 shares of our common stock for gross proceeds of approximately $32.4 million.  In addition, we have granted options and issued shares in lieu of cash in payment to third parties for services rendered.  To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions.   We have incurred significant losses since our inception and at May 31, 2008, we had an accumulated deficit of approximately $36.7 million.

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank’s customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand.  At May 31, 2008 and February 29, 2008, the overdraft facilities consisted of approximately $19,800 and $19,800, respectively, with Barclays Bank PLC (“Barclays”) and $39,500 and $39,700, respectively, with National Westminster Bank PLC (“NatWest”).  Neither facility was utilized on May 31, 2008 or February 29, 2008.  The interest rate on the Barclays facility is 5.75% above Barclays’ variable base rate (which base rate was 5.0% per annum as of May 31, 2008).  The interest rate on the NatWest facility is 5.75% above NatWest’s variable base rate (which base rate was 5.25% per annum as of May 31, 2008).  The Barclays overdraft facility was renewed on March 20, 2008.  The NatWest overdraft facility was renewed on October 10, 2007 and it will expire in one year.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due.  At May 31, 2008, our current ratio was 2.5, compared to 3.2 at May 31, 2007.  Our current ratio fluctuates primarily because we use cash to develop our business and raise additional funds from private financing from time to time.

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

As of May 31, 2008, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below (unaudited):

May 31, 2008
$
Amounts payable:
Within 12 months	167,426
Between one and two years	101,844
Between two and three years	12,705

Total future commitment	281,975
Less: finance charges allocated to future periods	(24,508)

Present Value	257,467

Off balance sheet arrangements     We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Mr. McCourt, the Company’s Interim Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  In establishing and maintaining the disclosure controls and procedures, management recognized that any controls and procedures have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the period covered by this report, the Company's management, under the supervision of and with the participation of the Company's interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Based on such evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2008.

There has been no significant change in the Company’s internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our dependence upon significant customers, our inability to expand our business, government regulations, increased competition, changing customer preferences, stock illiquidity, failure to implement our business plans or strategies, and ineffectiveness of our marketing program and our acquisition opportunities. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in the most recent Form 10-KSB that we have filed with the Securities and Exchange Commission.

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

None.

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

NARROWSTEP INC.

	By:	/s/ David McCourt
Dated: July 8, 2008		David McCourt
Interim Chief Executive Officer

	By:	/s/ Lisa VanPatten
Dated: July 8, 2008		Lisa VanPatten
Chief Financial Officer