Form 10QSB
period 2008-08-31
NARROWSTEP INC
filed 2008-10-15
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 137,117,977 shares of common stock, $0.000001 par value.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	August 31, 2008	February 29, 2008
	(Unaudited)
	$	$
Assets
Current assets:
Cash and cash equivalents	1,153,747	4,170,850
Short-term investments	281,790
Accounts receivable, net of allowance for doubtful accounts of $727,890 and $767,470 at August 31, 2008 (unaudited) and February 29, 2008, respectively	502,514	923,850
Prepaid expenses and other current assets	154,830	411,110
Total current assets	2,092,881	5,505,810
Property and equipment, net	1,485,822	1,995,504
Software development costs, net	732,771	682,060
Other assets	–	281,790
Total Assets	4,311,474	8,465,164

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Unearned revenue	313,502	31,536
Accounts payable	817,503	735,776
Net obligations under capital leases, current	133,723	153,322
Accrued expenses and other current liabilities	325,912	814,214
Total current liabilities	1,590,640	1,734,848
Net obligations under capital leases, long-term	67,631	143,408
Total Liabilities	1,658,271	1,878,256
Commitments and Contingencies

Stockholders' Equity
Common stock, $0.000001 par value 450,000,000 shares authorized, 137,117,977 issued and outstanding at August 31, 2008 (unaudited) and 137,561,227 issued and outstanding at February 29, 2008	137	137
Additional paid-in capital	41,320,106	40,745,085
Accumulated deficit	(38,531,387)	(34,196,475)
Accumulated other comprehensive income	(135,653)	38,161
Total Stockholders' Equity	2,653,203	6,586,908
Total Liabilities and Stockholders' Equity	4,311,474	8,465,164

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	$	$	$	$
Revenue
Narrowcasting and other	659,333	1,143,955	1,620,414	2,559,115
Production services	–	141,902	–	317,535
Total revenue	659,333	1,285,857	1,620,414	2,876,650
Costs and Expenses
Operating	774,565	1,361,524	1,713,112	2,587,315
Selling, general and administrative	1,414,529	3,449,202	3,721,203	6,094,826
Research & development	291,161	783,298	536,590	1,582,048
Total operating expenses	2,480,255	5,594,024	5,970,905	10,264,189
Operating Loss	(1,820,922)	(4,308,167)	(4,350,491)	(7,387,539)
Interest income	10,337	38,275	31,189	86,524
Interest expense	(6,790)	(637,555)	(14,798)	(865,447)
Currency exchange income (loss)	(1,156)	(14,036)	(812)	(15,939)
Net Loss	(1,818,531)	(4,921,483)	(4,334,912)	(8,182,401)
Foreign currency translation adjustment	(164,041)	18,963	(173,814)	36,435
Comprehensive Loss	(1,982,572)	(4,902,520)	(4,508,726)	(8,145,966)

Net Loss per Common Share - Basic and Diluted	(0.01)	(0.07)	(0.03)	(0.14)
Weighted-Average Number of Common Shares Outstanding, Basic and Diluted	137,693,515	67,858,410	137,954,810	56,603,692

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	August 31, 2008	August 31, 2007
	$	$
Cash Flows from Operating Activities
Net loss	(4,334,912)	(8,182,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(39,580)	633,556
Depreciation and amortization	497,061	439,978
Loss on disposal of property and equipment	54,919	–
Stock-based compensation expense	575,021	1,619,270
Interest on short-term investment	(7,139)	–
Fair value of options and warrants granted to third party suppliers	–	19,625
Interest on debt issuance	–	853,200
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable	460,916	(441,770)
Prepaid expenses and other current assets	256,280	(88,480)
Unearned revenue	281,966	(193,291)
Accounts payable, accrued expenses and other current liabilities	(406,575)	(216,716)
Net Cash Used in Operating Activities	(2,662,043)	(5,557,029)
Cash Flows from Investing Activities
Purchases of property and equipment	(62,026)	(1,583,660)
Payments for software development costs	(184,962)	(141,588)
Net proceeds from sale of assets	9,512
Repayment of security deposit	281,790	–
Purchase of short-term investments	(281,790)	–
Net Cash (Used in) Investing Activities	(237,476)	(1,725,248)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	–	10,127,457
Payments on capital leases	(95,376)	(42,998)
Net proceeds from issuance of debt instrument	–	6,950,130
Net Cash Provided by (Used in) Financing Activities	(95,376)	17,034,589
Net Increase (Decrease) in Cash and Cash Equivalents	(2,994,895)	9,752,312
Effect of exchange rates on change in cash	(22,208)	(48,621)
Cash and cash equivalents at the beginning of period	4,170,850	466,870
Cash and Cash Equivalents at the End of the Period	1,153,747	10,170,561

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

NOTE 2. GOING CONCERN

The Company has incurred net losses and negative cash flow from operations since inception. We had an accumulated deficit of approximately $38.5 million as of August 31, 2008. The Company historically has financed its operations primarily through private equity and convertible debt financing. The Company currently does not have the liquidity or financing available to fund its operations for the next 12 months without additional capital being raised or financing being acquired. On May 29, 2008, we entered into a definitive merger agreement pursuant to which the Company will be acquired by Onstream Media Corporation (See Note 3 for more details). We are currently operating our business in accordance with the Restructuring Plan, as outlined in the Merger Agreement with Onstream, which is intended to reduce costs and operating losses. However, we cannot be certain when we will operate profitably, if ever, and in the event the Merger Agreement is terminated, we may not be able to continue as a going concern.

NOTE 3. MERGER

Merger Agreement
On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Onstream Media Corporation, a Florida corporation (“Onstream”), Onstream Merger Corp., a newly formed Delaware corporation and a wholly-owned subsidiary of Onstream (“Merger Sub”) and W. Austin Lewis IV, as stockholder representative for the Company’s stockholders. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Onstream will acquire the Company by means of a merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Onstream after the Merger (the “Surviving Corporation”).

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

The Merger is subject to customary closing conditions, including obtaining the approval of the Company’s and Onstream’s stockholders. The Merger Agreement may be terminated under certain specified events. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee of $377,000 to Onstream. Both the Company and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement. Pursuant to the Voting Agreements, the holders of approximately 35% of the Company’s common stock presently outstanding and approximately 42% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

Merger Agreement-Amendment

On August 13, 2008, Narrowstep, Onstream and Merger Sub entered into an amendment to the Merger Agreement (the "Amendment"). Pursuant to the Amendment, among other things, the aggregate number of shares of Onstream Common Stock initially issuable in the Merger in exchange for each outstanding share of Company Common Stock, other than Shares to be Converted was reduced from 10,500,000 to 9,100,000 shares. In addition, the calculation of the aggregate number of Onstream Common Stock initially issuable in the Merger in exchange for the Shares to be Converted was modified to limit the value attributed to Narrowstep's cash balances at closing to a maximum of $600,000. Further, Narrowstep agreed to increase the aggregate value of its Series A Preferred Stock, from at least $300,000 to $1,000,000 and to increase the number of shares of Onstream Common Stock from 600,000 to 2,000,000 shares into which the Series A Preferred Stock will convert. In order to assure that this condition would be satisfied, the Company entered into additional subscription agreements (the "Additional Subscription Agreements") with five of its existing stockholders. The sale of the Series A Preferred Stock pursuant to the Additional Subscription Agreements is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In accordance with the terms of the Amendment, the CVR Agreement was revised. Pursuant to those revisions, among other things, the relevant revenue measurement time periods were changed so that the initial revenue measurement time period will now commence on the 180th day following the date of closing of the Merger, rather than at closing and the second year revenue period will now commence on the 18th month anniversary of the closing date. In addition, the revenue target for the first revenue time period was reduced from $4,500,000 to $4,250,000, if the Minimum Exchange Ratio is used. The definition of Second Year Revenue Shares was also revised so that if the First Year Revenue is less than $4,250,000, no additional shares of Onstream Common Stock will be issuable in respect of Second Year Revenue.

The Amendment also extends the date by which the parties may terminate the Merger Agreement (the "Termination Date") if the Merger has not been completed by November 30, 2008.

On September 15, 2008, Narrowstep, Onstream and Merger Sub entered into a second amendment to the Merger Agreement ("the Second Amendment"), dated effective September 12, 2008. Pursuant to the Second Amendment, among other things, the aggregate number of shares of Onstream Common Stock, initially issuable in the Merger in exchange for each outstanding share of Narrowstep Common Stock, other than the Shares to be Converted was amended from 9,100,000 to 8,100,000 shares. There was no change in the potential total share consideration of 20,000,000 shares, including the shares potentially available under the CVR Agreement (9,900,000), and the additional number of shares of Onstream Common Stock (2,000,000) into which the shares of Narrowstep's Series A Preferred Stock, will convert at the time of the Merger.

In accordance with the terms of the Second Amendment, the CVR Agreement was revised. Pursuant to those revisions, among other things, the revenue target for the first revenue measurement time period (the twelve months commencing on the 180th day following the date of closing of the Merger) was reduced from $4,250,000 to $4,000,000, if the Minimum Exchange Ratio (as defined in the Merger Agreement) is used. The definition of Second Year Revenue Shares was also revised so that if the First Year Revenue is less than $4,000,000, additional shares of Onstream Common Stock might be issuable in respect of Second Year Revenue, but only to the extent that Second Year Revenue, which is for a six month period commencing on the 18th month anniversary of the closing date, exceeds $2,000,000 (50% of the $4,000,000 annual threshold).

In accordance with the terms of the Second Amendment, and notwithstanding anything to the contrary contained in the CVR Agreement, Onstream may require Narrowstep to promptly make certain identified adjustments to its operations and the entity prior to the Effective Time, based solely upon Onstream's evaluation of certain items identified in the Second Amendment. In the event that the certain identified adjustments are made prior to the Effective Time as a result of Onstream's directives, the $4,000,000 thresholds discussed in the previous paragraph will be replaced with $2,000,000, provided that Narrowstep takes all reasonable actions within its power to carry out those directives. In addition, the waiting period of three months after the Effective Date (in the CVR Agreement provision that provides the amounts that the future projected revenues from the Narrowstep business, as determined in good faith by Onstream's Board of Directors, if not exceeded would allow Onstream to terminate the Narrowstep business) was eliminated, subject to Onstream's evaluation of certain items identified in the Second Amendment.

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

Options granted to former officers. On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, the Company’s then Chief Financial Officer, at an exercise price of $0.92 per share. These options vest over a three-year period and expire on February 8, 2017. On April 30, 2007, the Company granted options to purchase 250,000 shares to Lou Holder, the Company’s then Chief Technology Officer, at an exercise price of $0.68 per share. These options vest over a three-year period and expire on April 30, 2017.

On June 8, 2007, the Company entered into an employment agreement with David C. McCourt pursuant to which the Company granted Mr. McCourt 1,250,000 shares of restricted stock units which vested monthly until November 30, 2007 and 2,500,000 shares of restricted stock which vested based on the Company’s meeting certain performance milestones. All of the restricted stock units and shares of restricted stock granted to Mr. McCourt in 2007 pursuant to his employment agreement have fully vested as of November 30, 2007, as determined by the Company’s Compensation Committee. Mr. McCourt elected to issue back to the Company 336,000 shares of restricted stock with an approximate value of $177,000 to cover the taxes due on the vested restricted stock that the Company paid for on behalf of Mr. McCourt. On December 18, 2007, the Company granted Mr. McCourt 1,250,000 restricted shares which fully vested. Mr. McCourt elected to issue back to the Company 992,000 shares of restricted stock with an approximate value of $140,000 to cover the taxes due on the vested restricted stock that the Company paid for on behalf of Mr. McCourt.

On January 10, 2008, the Company granted Lisa VanPatten 500,000 shares of restricted stock, Lou Holder 750,000 shares of restricted stock, David C. McCourt 900,000 shares of restricted stock and Barak Bar-Cohen 1,000,000 shares of restricted stock which vest upon $4M EBITDA attainment, or upon change of control in the event of separation of employment. Also on this date, pursuant to the June 8, 2007 employment agreement between the Company and Mr. McCourt, the Company granted 2,500,000 shares of restricted stock to Mr. McCourt which are subject to vesting upon the Company’s meeting certain targets established by the Company’s Compensation Committee. None of these shares of restricted stock have vested to date. On March 24, 2008, pursuant to the employment agreement, the Company granted Mr. McCourt 1,250,000 shares of restricted stock units which vest monthly up until November 1, 2008. On March 25, 2008, the Company granted Barak Bar-Cohen an additional 1,000,000 shares of restricted stock which had the same vesting schedule as those restricted shares granted on January 10, 2008, however such shares were canceled on July 2, 2008.

Transactions with companies in which certain persons hold an interest. Outdoor Channel, a customer of the Company, began utilizing the Company’s services in May 2007. The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a member of the Company’s board of directors. The Company billed Outdoor Channel, $67,705 for the fiscal year ended February 29, 2008 and the balance in accounts receivable at February 29, 2008 is $6,459. The Company billed Outdoor Channel, $34,595 for the six months ended August 31, 2008 and the balance in accounts receivable at August 31, 2008 is $5,601.

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

NOTE 7. CONCENTRATIONS

The largest four customers in the aggregate accounted for $243,231, or 37% of our revenues for the three months ended August 31, 2008 and $517,640 or 32% of our revenues for the six months ended August 31, 2008. The largest four customers in the aggregate accounted for $423,296, or 33% of our revenues for the three months ended August 31, 2007 and $923,580 or 32% of our revenues for the six months ended August 31, 2007. The accounts receivable balance for the largest four customers was $353,410 as of August 31, 2008.

NOTE 8. SUBSEQUENT EVENTS

On September 23, 2008, Onstream filed Form S-4 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission.

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

Consolidated revenues for the three months ended August 31, 2008 decreased by $626,524, or 49%, to $659,333 as compared to $1,285,857 for the three months ended August 31, 2007. Consolidated revenues for the six months ended August 31, 2008 decreased by $1,256,236, or 44%, to $1,620,414 as compared to $2,876,650 for the six months ended August 31, 2007 as follows:

Narrowcasting Revenues for the three months ended August 31, 2008 decreased by $484,622, or 42%, to $659,333 as compared to $1,143,955 for the three months ended August 31, 2007. Narrowcasting Revenues for the six months ended August 31, 2008 decreased by $938,701, or 37%, to $1,620,414 as compared to $2,559,115 for the six months ended August 31, 2007. The decrease in revenue resulted primarily in an increase in net customer loss, particularly in Europe. Revenues were negatively impacted by the non-renewal of several large customer contracts which expired during the first quarter. The Company re-negotiated the contract of its largest customer which resulted in a significant decrease in the overall value of the contract as compared to the previous year. Revenues also declined as a result of our previously announced exit from the production services business.

Geographical distribution of consolidated revenues (unaudited):

	Six Months Ended
	August 31, 2008	August 31, 2007	Percent
	$	$	Change
United States	323,463	431,647	-25%
Europe, Middle-East and Africa	1,194,974	2,388,230	-50%
Asia Pacific	94,592	38,559	145%
Internet Sales	7,385	18,214	-59%
Total	1,620,414	2,876,650	-44%

Consolidated costs and expenses for the three months ended August 31, 2008 decreased by $3,113,769, or 56%, to $2,480,255 as compared to $5,594,024 for the three months ended August 31, 2007.  Consolidated costs and expenses for the six months ended August 31, 2008 decreased by $4,293,284, or 42%, to $5,970,905 as compared to $10,264,189 for the six months ended August 31, 2007 as follows:

Operating expenses include the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation. For the three months ended August 31, 2008, these costs were $774,565, a 43%, decrease over the $1,361,524 reported in the three months ended August 31, 2007. Operating expenses for the six months ended August 31, 2008 were $1,713,112, a 34%, decrease over the $2,587,315 reported in the six months ended August 31, 2007. The decrease resulted primarily from headcount reductions in customer support and production services related to the restructuring and streamlining of sales support and our previously announced decision to exit the production business.

Selling, general and administrative expenses include employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help. For the three months ended August 31, 2008, these costs were $1,414,529, a 59% decrease over the $3,449,202 reported for the three months ended August 31, 2007. Selling, general and administrative expenses for the six months ended August 31, 2008 were $3,721,203, a 39% decrease over the $6,094,826 reported for the six months ended August 31, 2007. The decrease resulted primarily from headcount reductions in sales and administrative staff. Due to our efforts in establishing policies and procedures to lower bad debt expense, there was also a significant reduction in bad debt expenses as compared to the previous year.  Partially offsetting this decrease was a settlement payment made in connection with the cancellation of our lease at Carnegie Center. The Company decided to exit this lease because of the reduction in headcount and to reduce facility expenses going forward. During the quarter, the Company canceled 1,304,500 restricted shares associated with employee separations. Of these canceled shares, 1,000,000 were canceled in connection with the separation of employment with the Company’s President and Chief Operating Officer, Barak Bar-Cohen.

Research & development expenses include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts. For the three months ended August 31, 2008, these costs were $291,161, a 63% decrease over the $783,298 reported for the three months ended August 31, 2007. Research & development expenses for the six months ended August 31, 2008, these costs were $536,590, and a 66% decrease over the $1,582,048 reported for the six months ended August 31, 2007. The decrease came primarily from reductions in consulting costs and in employee headcount. Many of the projects launched last year were completed in the third and fourth quarter of the fiscal year ended February 29, 2008. Current initiatives are being managed by the existing staff.

Liquidity and Capital Resources

Net cash used in operating activities was $2,662,043 for the six months ended August 31, 2008, compared to $5,557,029 for the six months ended August 31, 2007. The decrease in cash used in operations was due primarily to the decrease in our net loss. Our net loss for the period decreased significantly for the reasons described above.

Net cash used in investing activities was $237,476 for the six months ended August 31, 2008, compared to $1,725,248 for the six months ended August 31, 2007. This decrease resulted primarily from the reduction in our capital equipment purchases.

Net cash provided by (used in) financing activities was ($95,376) for the six months ended August 31, 2008, compared to $17,034,589 for the six months ended August 31, 2007. The decrease is primarily attributable to the issuance of the Company’s 12% mandatorily convertible notes issued March 2, 2007 and the private equity raise on August 8, 2007 as described below.

We had $1,153,747 in cash and cash equivalents available at August 31, 2008 and available bank overdraft facilities of $54,615.

We have financed our operations primarily through private sales of our equity and convertible debt securities since inception. From our inception date through August 31, 2008, we issued an aggregate of 122,780,977 shares of our common stock for gross proceeds of approximately $32.4 million.  In addition, we have granted options and issued shares in lieu of cash as payment to third parties for services rendered. To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions. We have incurred significant losses since our inception and at August 31, 2008, we had an accumulated deficit of approximately $38.5 million.

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank’s customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand. At August 31, 2008 and February 29, 2008, the overdraft facilities consisted of approximately $18,200 and $19,800, respectively, with Barclays Bank PLC (“Barclays”) and $34,400 and $39,700, respectively, with National Westminster Bank PLC (“NatWest”). Neither facility was utilized on August 31, 2008 or February 29, 2008. The interest rate on the Barclays facility is 5.75% above Barclays’ variable base rate (which base rate was 5.0% per annum as of August 31, 2008). The interest rate on the NatWest facility is 5.75% above NatWest’s variable base rate (which base rate was 5.25% per annum as of August 31, 2008). The Barclays overdraft facility was renewed on March 20, 2008. The NatWest overdraft facility was renewed on October 10, 2007 and it will expire in one year.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due. At August 31, 2008, our current ratio was 1.3, compared to 5.7 at August 31, 2007. Our current ratio fluctuates primarily because we use cash to develop our business and raise additional funds from private financing from time to time.

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

We will have sufficient working capital to fund our operations for the next three to four months. In the event that the Merger Agreement is terminated, we will need to raise further funds to continue operations thereafter. We are unable to determine if such funding will be available, and if available, what terms such funding may require.

As of August 31, 2008, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below (unaudited):

August 31, 2008
$
Amounts payable:
Within 12 months	147,520
Between one and two years	70,907
Between two and three years	0
Total future commitment	218,427
Less: finance charges allocated to future periods	(17,073)
Present Value	201,354

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

As of the end of the period covered by this report, the Company's management, under the supervision of and with the participation of the Company's interim chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our interim chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2008.

Due to changes in staffing level, the Company has addressed control procedures and there has been no significant change in the Company’s internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Departing Company officers included the termination of Barak Bar-Cohen as President and Chief Operating Officer on June 30, 2008. This termination was made pursuant to the Restructuring Plan (See Note 3). On July 28, 2008, Lisa VanPatten submitted notice of her resignation as Chief Financial Officer effective August 15, 2008. Ms. VanPatten has agreed to provide certain services to the Company during a transition period. On August 22, 2008 Louis J. Holder, the Company’s Chief Technology Officer, was terminated from employment, pursuant to the Restructuring Plan (See Note 3) effective September 1, 2008. Mr. Holder has agreed to provide certain services to the Company during a transition period. No post-termination severance obligations exist with any of the above officers.

Item 6. Exhibits

EXHIBIT 31.1	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2	CERTIFICATION FILED PURSUANT TO EXCHANGE ACT RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARROWSTEP INC.

	By:	/s/ David McCourt
Dated: October 14, 2008		David McCourt
Interim Chief Executive Officer

	By:	/s/ Lisa VanPatten
Dated: October 14, 2008		Lisa VanPattenVanVLisa V
Principal Financial Officer