Form 10-Q
period 2008-11-30
NARROWSTEP INC
filed 2009-01-14
CIK 1232951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

(609) 945-1772
 (Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 136,907,977 shares of common stock, $0.000001 par value.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(Unaudited)
	$	$
Assets
Current assets:
Cash and cash equivalents	667,702	4,170,850
Accounts receivable, net of allowance for doubtful accounts of $689,821
and $767,470 at November 30, 2008 (unaudited) and February 29, 2008, respectively	826,126	923,850
Prepaid expenses and other current assets	159,573	411,110
Total current assets	1,653,401	5,505,810
Property and equipment, net	871,188	1,995,504
Software development costs, net	588,041	682,060
Other assets	-	281,790
Total Assets	3,112,630	8,465,164

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Unearned revenue	78,784	31,536
Accounts payable	903,198	735,776
Net obligations under capital leases, current	101,533	153,322
Accrued expenses and other current liabilities	308,420	814,214
Total current liabilities	1,391,935	1,734,848
Net obligations under capital leases, long-term	37,455	143,408
Total Liabilities	1,429,390	1,878,256
Commitments and Contingencies

Stockholders' Equity
Common stock, $0.000001 par value 450,000,000 shares authorized,	137	137
136,907,977 (unaudited) issued and outstanding at November 30, 2008 and
137,561,227 issued and outstanding at February 28, 2008
Additional paid-in capital	41,450,640	40,745,085
Accumulated deficit	(39,379,348)	(34,196,475)
Accumulated other comprehensive income	(388,189)	38,161
Total Stockholders' Equity	1,683,240	6,586,908
Total Liabilities and Stockholders' Equity	3,112,630	8,465,164

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OFOPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	$	$	$	$
Revenue
Narrowcasting and other	771,567	1,735,539	2,391,981	4,294,654
Production services	-	(20,828)	-	296,707
Total revenue	771,567	1,714,711	2,391,981	4,591,361
Costs and Expenses
Operating	643,456	1,516,689	2,356,568	4,104,004
Selling, general and administrative	779,952	2,321,760	4,436,725	8,419,421
Research & development	191,198	716,406	727,788	2,298,454
Loss (Gain) on disposal of assets	4,592	856	69,022	(1,979)
Total operating expenses	1,619,198	4,555,711	7,590,103	14,819,900
Operating Loss	(847,631)	(2,841,000)	(5,198,122)	(10,228,539)
Interest income	4,551	63,487	35,740	150,011
Interest expense	(8,610)	(8,813)	(23,408)	(874,260)
Currency exchange income (loss)	3,729	(4,864)	2,917	(20,803)
Net Loss	(847,961)	(2,791,190)	(5,182,873)	(10,973,591)
Foreign currency translation adjustment	(252,536)	88,850	(426,350)	125,285
Comprehensive Loss	(1,100,497)	(2,702,340)	(5,609,223)	(10,848,306)

Net Loss per Common Share - Basic and Diluted	(0.006)	(0.02)	(0.04)	(0.14)
Weighted-Average Number of Shares Outstanding, Basic and Diluted	137,003,235	125,033,232	138,136,029	79,247,649

See Notes to Condensed Consolidated Financial Statements.

NARROWSTEP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2008	November 30, 2007
	$	$
Cash Flows from Operating Activities
Net loss	(5,182,873)	(10,973,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(77,649)	404,358
Depreciation and amortization	745,224	676,603
Loss on disposal of property and equipment	69,022	-
Stock-based compensation expense	705,555	2,165,658
Fair value of options and warrants granted to third party suppliers	-	19,625
Interest on debt issuance	-	853,200
Changes in net cash attributable to changes in operating assets and liabilities:
Accounts receivable	175,373	(262,415)
Prepaid expenses and other current assets	251,537	(126,116)
Unearned revenue	47,248	(226,225)
Accounts payable, accrued expenses and other current liabilities	(338,372)	(355,351)
Net Cash Used in Operating Activities	(3,604,935)	(7,824,254)
Cash Flows from Investing Activities
Purchases of property and equipment	(110,018)	(2,177,084)
Repayment of security deposit	281,790
Purchase of restricted cash-security deposit		(281,790)
Payments for software development costs	(168,247)	(435,688)
Net proceeds from sale of property and equipment	409,469	-
Net Cash Provided by (Used in) Investing Activities	412,994	(2,894,562)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	10,094,920
Retirement of Narrowstep shares	-	(177,491)
Payments on capital leases	(157,742)	(71,716)
Net Proceeds from issuance of debt instrument	-	6,950,130
Net Cash Provided by (Used in) Financing Activities	(157,742)	16,795,843
Net Increase (Decrease) in Cash and Cash Equivalents	(3,349,683)	6,077,027
Effect of exchange rates on change in cash	(153,465)	14,978
Cash and cash equivalents at the beginning of period	4,170,850	466,870
Cash and Cash Equivalents at the End of the Period	667,702	6,558,875

Supplemental disclosure of non-cash investing activities:
Property and equipment acquired under capital leases	-	196,702

Supplemental disclosure of non-cash financing activities:
Debt converted to equity	-	6,950,130
Interest on debt issuance was paid out with common shares	-	853,200

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

NOTE 2.  GOING CONCERN

The Company has incurred net losses and negative cash flow from operations since inception.  We had an accumulated deficit of approximately $39.4 million as of November 30, 2008.  The Company historically has financed its operations primarily through private equity and convertible debt financing.  The Company currently does not have the liquidity or financing available to fund its operations for the next 12 months without additional capital being raised or financing being acquired.  On May 29, 2008, we entered into a definitive merger agreement pursuant to which the Company will be acquired by Onstream Media Corporation (See Note 3 for more details). Through November 30, 2008, while we have reduced costs and streamlined operations pursuant to the Merger Agreement,  we cannot be certain when we will operate profitably, if ever, and in the event the Merger Agreement is terminated, we may not be able to continue as a going concern.

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

In accordance with the terms of the Second Amendment, and notwithstanding anything to the contrary contained in the CVR Agreement, Onstream may require Narrowstep to promptly make certain identified adjustments to its operations and the entity prior to the Effective Time, based solely upon Onstream's evaluation of certain items identified in the Second Amendment. In the event that the certain identified adjustments are made prior to the Effective Time as a result of Onstream's directives, the $4,000,000 thresholds discussed in the previous paragraph will be replaced with $2,000,000, provided that Narrowstep takes all reasonable actions within its power to carry out those directives. In addition, the waiting period` of three months after the Effective Date (in the CVR Agreement provision that provides the amounts that the future projected revenues from the Narrowstep business, as determined in good faith by Onstream's Board of Directors, if not exceeded would allow Onstream to terminate the Narrowstep business) was eliminated, subject to Onstream's evaluation of certain items identified in the Second Amendment.

On September 23, 2008, Onstream filed Form S-4 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission, however, such Registration Statement has not yet been declared as effective.

As indicated in the Second Merger Amendment, the Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction.

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

Options granted to former officers.  On February 8, 2007, the Company granted options to purchase 200,000 shares to Lisa VanPatten, the Company’s then Chief Financial Officer, at an exercise price of $0.92 per share.  All such options shall be expired as of January 31, 2009,   On April 30, 2007, the Company granted options to purchase 250,000 shares to Lou Holder, the Company’s then Chief Technology Officer, at an exercise price of $0.68 per share. All such options expired as of December 1, 2008.

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

On January 10, 2008, the Company granted Lisa VanPatten 500,000 shares of restricted stock, Lou Holder 750,000 shares of restricted stock, David C. McCourt 900,000 shares of restricted stock and Barak Bar-Cohen 1,000,000 shares of restricted stock which vest upon $4M EBITDA attainment, or upon change of control in the event of separation of employment.  Also on this date, pursuant to the June 8, 2007 employment agreement between the Company and Mr. McCourt, the Company granted 2,500,000 shares of restricted stock to Mr. McCourt which are subject to vesting upon the Company’s meeting certain targets established by the Company’s Compensation Committee.  None of these shares of restricted stock have vested to date. On March 24, 2008, pursuant to the employment agreement, the Company granted Mr. McCourt 1,250,000 shares of restricted stock units which vest monthly up until November 1, 2009. On March 25, 2008, the Company granted Barak Bar-Cohen an additional 1,000,000 shares of restricted stock which had the same vesting schedule as those restricted shares granted on January 10, 2008, however such shares were canceled on July 2, 2008.

Transactions with companies in which certain persons hold an interest.  Outdoor Channel, a customer of the Company, began utilizing the Company’s services in May 2007.  The Chief Executive Officer and President of Outdoor Channel is Roger L. Werner Jr., a member of the Company’s board of directors.  The Company billed Outdoor Channel, $67,705 for the fiscal year ended February 29, 2008 and the balance in accounts receivable at February 29, 2008 is $6,459. The Company billed Outdoor Channel, $51,136 for the nine months ended November 30, 2008 and the balance in accounts receivable at November 30, 2008 is $5,500.

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

NOTE 7.  LOSS (GAIN) ON DISPOSAL OF ASSETS

Loss (Gain) on disposal of assets includes the write off of computer equipment disposed of due to the reduction of employees, the termination of office space leased at Carnegie Center in New Jersey and the sale of production equipment associated with Sportshows Ltd. during the first three quarters.

NOTE 8. CONCENTRATIONS

The largest four customers in the aggregate accounted for $480,684, or 62% of our revenues for the three months ended November 30, 2008 and $902,912 or 38% of our revenues for the nine months ended November 30, 2008.  The largest four customers in the aggregate accounted for $769,722, or 45% of our revenues for the three months ended November 30, 2007 and $1,656,458 or 36% of our revenues for the nine months ended November 30, 2007. The accounts receivable balance for the largest four customers during the quarter was $274,879 as of November 30, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

For ease of reading, Narrowstep Inc. is referred to as “Narrowstep,” “we” or the “Company” throughout this document and the names of the particular subsidiaries providing the services generally have been omitted.  Narrowstep is a holding company whose subsidiaries operate in the TV over the Internet services industry both domestically and internationally providing distribution services and equipment.  One should read this discussion in conjunction with the interim condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Consolidated revenues for the three months ended November 30, 2008 decreased by $943,144, or 55%, to $771,567 as compared to $1,714,711 for the three months ended November 30, 2007. Consolidated revenues for the nine months ended November 30, 2008 decreased by $2,199,380 or 48%, to $2,391,981as compared to $4,591,361 for the nine months ended November 30, 2007 as follows:

Narrowcasting revenues for the three months ended November 30, 2008 decreased by $963,972, or 56%, to $771,567 as compared to $1,735,539 for the three months ended November 30, 2007.  Narrowcasting revenues for the nine months ended November 30, 2008 decreased by $1,902,673, or 44%, to $2,391,981 as compared to $4,294,654 for the nine months ended November 30, 2007. The decrease in revenue resulted primarily from an increase in net customers lost, particularly in Europe. Revenues were negatively impacted by the non-renewal of several large customer contracts which expired during the first quarter.  The Company re-negotiated the contract of its largest customer which resulted in a significant decrease in the overall value of the contract as compared to the previous year.  Revenues also declined as a result of our previously announced exit from the production services business.

Geographical distribution of consolidated revenues (unaudited):

	Nine Months Ended
	November 30, 2008	November 30, 2007	Percent
	$	$	Change
United States	756,452	671,467	13%
Europe, Middle-East and Africa	1,537,881	3,789,082	-59%
Asia Pacific	88,204	109,908	-20%
Internet Sales	9,444	20,904	-55%
Total	2,391,981	4,591,361	-48%

Consolidated costs and expenses for the three months ended November 30, 2008 decreased by $2,936,513, or 64% to $1,619,198 as compared to $4,555,711 for the three months ended November 30, 2007.  Consolidated costs and expenses for the nine months ended November 30, 2008 decreased by $7,229,797, or 49%, to $7,590,103 as compared to $14,819,900 for the nine months ended November 30, 2007 as follows:

Operating expenses include the cost of bandwidth, direct labor, sub-contracted labor, consulting fees and depreciation.  For the three months ended November 30, 2008, these costs were $643,456, a 58% decrease over the $1,516,689 reported in the three months ended November 30, 2007.  Operating expenses for the nine months ended November 30, 2008 were $2,356,568, a 43% decrease over the $4,104,004 reported in the nine months ended November 30, 2007.  The decrease resulted primarily from headcount reductions in customer support and production services related to the restructuring and streamlining of sales support and our previously announced decision to exit the production business.

Selling, general and administrative expenses include employee compensation and related costs for personnel engaged in marketing, direct and reseller sales support functions, the executive team and back office help.  For the three months ended November 30, 2008, these costs were $779,952, a 66% decrease over the $2,321,760 reported for the three months ended November 30, 2007. Selling, general and administrative expenses for the nine months ended November 30, 2008 were $4,436,725, a 47% decrease over the $8,419,421 reported for the nine months ended November 30, 2007.  The decrease resulted primarily from headcount reductions in sales and administrative staff.  Due to our efforts in establishing policies and procedures to lower bad debt expense, there was also a significant reduction in bad debt expenses as compared to the previous year.   Partially offsetting this decrease was a settlement payment made in connection with the cancellation of our lease at Carnegie Center during the first quarter. The Company decided to exit this lease because of the reduction in headcount and to reduce facility expenses going forward.

Research & development expenses include employee compensation, stock options and depreciation and any related costs for personnel primarily focused on research and development efforts.  For the three months ended November 30, 2008, these costs were $191,198 a 73% decrease over the $716,406 reported for the three months ended November 30, 2007.  Research & development expenses for the nine months ended November 30, 2008, were $727,788 and a 68% decrease over the $2,298,454 reported for the nine months ended November 30, 2007. The decrease came primarily from reductions in consulting costs and in employee headcount.  Many of the projects launched last year were completed in the third and fourth quarter of the fiscal year ended February 29, 2008.  Current initiatives are being managed by the existing staff.

Loss (Gain) on disposal of assets includes the write off of computer equipment disposed of due to the reduction of employees, the termination of office space leased at Carnegie Center in New Jersey, and the sale of production equipment associated with Sportshows Ltd during the first three quarters.

Liquidity and Capital Resources

Net cash used in operating activities was $3,604,935 for the nine months ended November 30, 2008, compared to $7,824,254 for the nine months ended November 30, 2007.  The decrease in cash used in operations was due primarily to the decrease in our net loss.  Our net loss for the period decreased significantly for the reasons described above.

Net cash provided by (used in) investing activities was $412,994 for the nine months ended November 30, 2008, compared to $2,894,562 for the nine months ended November 30, 2007.  This increase resulted primarily from the reduction in our capital equipment purchases as well as proceeds from the sale of assets no longer in operation.

Net cash provided by (used in) financing activities was ($157,742) for the nine months ended November 30, 2008, compared to $16,795,843 for the nine months ended November 30, 2007.  The decrease is primarily attributable to the issuance of the Company’s 12% mandatorily convertible notes issued March 2, 2007 and the private equity raise on August 8, 2007 as described below.

We had $667,702 in cash and cash equivalents available at November 30, 2008 and available bank overdraft facilities of $15,368.

We have financed our operations primarily through private sales of our equity and convertible debt securities since inception.  From our inception date through November 30, 2008, we issued an aggregate of 122,780,977 shares of our common stock for gross proceeds of approximately $32.4 million.  In addition, we have granted options and issued shares in lieu of cash as payment to third parties for services rendered.  To a lesser extent, we have also used capital leases to fund some of our equipment acquisitions.   We have incurred significant losses since our inception and at November 30, 2008, we had an accumulated deficit of approximately $39.4 million.

An overdraft facility is a line of credit arrangement, negotiated with a bank and usually reviewable on an annual basis, whereby the bank’s customer is permitted to take its checking account into a debit balance on a pre-agreed interest basis up to an agreed amount. Amounts utilized under overdraft facilities are payable on demand.  At November 30, 2008 and February 29, 2008, the overdraft facilities consisted of approximately $15,368 with Barclays Bank PLC (“Barclays”) and $34,400 with Barclays and $39,700, respectively, with National Westminster Bank PLC (“NatWest”).  Neither facility was utilized on November 30, 2008 or February 29, 2008 and as of November 30, 2008, the NatWest facility has been canceled.  The interest rate on the Barclays facility is 5.75% above Barclays’ variable base rate (which base rate was 5.0% per annum as of November 30, 2008).  The Barclays overdraft facility was renewed on March 20, 2008 and shall expire on March 20, 2009.

Our current ratio (current assets divided by current liabilities) relates to our ability to pay our short-term debts as they become due.  At November 30, 2008, our current ratio was 1.2, compared to 4.4 at November 30, 2007.  Our current ratio fluctuates primarily because we use cash to develop our business and raise additional funds from private financing from time to time.

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

We believe we will have sufficient working capital to fund our operations for the next two to three months.  In the event that the Merger Agreement is terminated, we will need to raise further funds to continue operations thereafter.  We are unable to determine if such funding will be available, and if available, what terms such funding may require.

As of November 30, 2008, our principal capital commitments consisted of obligations outstanding under capital leases as shown in the table below (unaudited):

November 30, 2008
$
Amounts payable:
Within 12 months	110,515
Between one and two years	38,948
Between two and three years	-
Total future commitment	149,463
Less: finance charges allocated to future periods	(10,475)
Present Value	138,988

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

As of the end of the period covered by this report, the Company's management, under the supervision of and with the participation of the Company's interim chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Based on such evaluation, our interim chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2008.

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

PART II – OTHER INFORMATION

While Narrowstep has historically held its Annual Meeting of Shareholders in September of each year, Narrowstep did not hold an annual meeting in 2008 due to the pending merger with Onstream.  The Company expects to administer any relevant business in conjunction with a special meeting of the shareholders where a vote on the merger is to take place. Narrowstep expects to file a notice of the special meeting of the shareholders immediately following the Securities and Exchange Commission’s declaration of Onstream S-4 Registration Statement as effective.

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

NARROWSTEP INC.

	By:	/s/ David C. McCourt
Dated: 1/14/2009		David C. McCourt
Interim Chief Executive Officer

	By:	/s/ Richard Lepik
Dated: 1/14/2009		Richard Lepik
Principal Financial Officer